Form 10-Q
period 1995-03-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1995-05-11
CIK 230437

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER MARCH 31, 1995

                         Commission File Number 0-8725

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                               A CALIFORNIA TRUST

                 I.R.S. Employer Identification No. 94-1572930

                         1010 El Camino Real, Suite 210
                              Menlo Park, CA 94025
                           Telephone: (415) 327-7147

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  __X__            No  _____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                        $10 Par Value, 3,706,845 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                        PART I -- FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

ITEM I -- FINANCIAL STATEMENTS

                                                                                     THREE MONTHS    THREE MONTHS
                                                                                     ENDED MARCH     ENDED MARCH
                                                                                       31, 1995        31, 1994
                                                                                    --------------  --------------
Rental revenues...................................................................  $    2,898,000  $    3,095,000
                                                                                    --------------  --------------
Operating expenses (including related party amounts of $239,000 and $243,000 in
 1995 and 1994 respectively):
  Operating.......................................................................         547,000         535,000
  Property tax....................................................................         241,000         260,000
  General and administrative......................................................         182,000         188,000
  Depreciation and amortization...................................................         882,000         952,000
  Property management fees........................................................         109,000         111,000
                                                                                    --------------  --------------
    Total operating expenses......................................................       1,961,000       2,046,000
                                                                                    --------------  --------------
Operating income..................................................................         937,000       1,049,000
                                                                                    --------------  --------------
Other income/(expense):
  Interest income.................................................................         153,000         346,000
  Interest expense................................................................      (1,810,000)     (2,062,000)
  Recapitalization expenses.......................................................         (67,000)       (127,000)
                                                                                    --------------  --------------
    Total other income/(expense)..................................................      (1,724,000)     (1,843,000)
                                                                                    --------------  --------------
Net loss before minority interest.................................................        (787,000)       (794,000)
Minority interest in joint venture................................................         (85,000)        (81,000)
                                                                                    --------------  --------------
Net loss..........................................................................  $     (872,000) $     (875,000)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Net loss per share of beneficial interest.........................................  $        (0.24) $        (0.24)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Weighted average number of shares.................................................       3,706,845       3,707,072

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1995             1994
                                                                                 ---------------  ---------------
                                                     ASSETS

Investment in commercial properties:
  Operating properties:
    Land.......................................................................  $    14,308,000  $    24,015,000
    Buildings and improvements.................................................       56,267,000       77,521,000
    Accumulated depreciation...................................................      (16,626,000)     (17,000,000)
                                                                                 ---------------  ---------------
    Operating properties -- net................................................       53,949,000       84,536,000
Mortgage notes receivable......................................................        5,206,000        5,190,000
Tenant and other notes receivable -- net.......................................        1,582,000        1,596,000
Cash...........................................................................        1,271,000          666,000
Accounts receivable (net of allowance of $136,000 in 1995 and $103,000 in
 1994).........................................................................        1,157,000        1,191,000
Deferred lease commissions -- net..............................................          837,000          860,000
Deferred financing costs -- net................................................          534,000          584,000
Other assets...................................................................          704,000          664,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    65,240,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage loans...............................................................  $    37,185,000  $    57,335,000
  Short-term notes.............................................................       10,490,000       15,435,000
  Unsecured note payable.......................................................                         3,000,000
  Security deposits............................................................          243,000          291,000
  Accounts payable and other liabilities.......................................          676,000        1,673,000
                                                                                 ---------------  ---------------
    Total liabilities..........................................................       48,594,000       77,734,000
                                                                                 ---------------  ---------------
Commitments and contingencies
Minority interest in joint venture.............................................        3,321,000        3,356,000
Shareholders' Equity:
  Shares of beneficial interest, $10 par value, authorized: 1995 and 1994,
   10,611,863; shares issued and outstanding: 1995: 3,706,845; 1994:
   3,707,072...................................................................       37,068,000       37,068,000
Additional paid-in capital.....................................................       11,009,000       11,009,000
Distributions in excess of net income..........................................      (34,752,000)     (33,880,000)
                                                                                 ---------------  ---------------
Shareholders' equity -- net....................................................       13,325,000       14,197,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    65,240,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                          1995            1994
                                                                                     ---------------  ------------
Cash Flow from Operating Activities:
  Net loss.........................................................................  $      (872,000) $   (875,000)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation...................................................................          747,000       815,000
    Amortization of note receivable discount.......................................          (19,000)      (83,000)
    Amortization of deferred cost..................................................          122,000       136,000
    Minority interest in joint venture's operations................................           85,000        81,000
    Provision for doubtful receivables.............................................           30,000        48,000
    Changes in operating assets and liabilities:
      Accounts payable and other liabilities.......................................         (997,000)      (18,000)
      Security deposits............................................................          (48,000)      (15,000)
      Deferred lease commissions...................................................          (49,000)      (49,000)
      Deferred financing costs.....................................................                0        (4,000)
      Accounts receivable..........................................................            4,000      (219,000)
      Other assets.................................................................          (40,000)     (497,000)
                                                                                     ---------------  ------------
Net cash (used) by operating activities............................................       (1,037,000)     (680,000)
                                                                                     ---------------  ------------
Cash Flow from Investing Activities:
    Construction of properties.....................................................          (29,000)     (195,000)
    Collection of notes receivable.................................................           17,000       775,000
    Proceeds from sale of Lakeshore................................................       29,869,000             0
                                                                                     ---------------  ------------
Net cash provided by investing activities..........................................       29,857,000       580,000
                                                                                     ---------------  ------------
Cash Flow from Financing Activities:
  Proceeds from short-term notes...................................................          100,000       500,000
  Re-payment of mortgage loans.....................................................      (20,150,000)     (318,000)
  Re-payment of short-term notes...................................................       (5,045,000)            0
  Re-payment of unsecured note payable.............................................       (3,000,000)            0
  Distributions to joint venture partner...........................................         (120,000)     (120,000)
                                                                                     ---------------  ------------
Net cash provided (used) by financing activities...................................      (28,215,000)       62,000
                                                                                     ---------------  ------------
  Increase (decrease) in cash......................................................          605,000       (38,000)
    Cash, January 1................................................................          666,000       856,000
                                                                                     ---------------  ------------
    Cash, March 31.................................................................  $     1,271,000  $    818,000
                                                                                     ---------------  ------------
                                                                                     ---------------  ------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

    BASIS OF PRESENTATION

    The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for fair presentation of the Trust's financial position, including changes therein, and results of operations for the interim period reported upon. Such statements have been prepared from the Trust's accounting records in accordance with the instructions to Form 10-Q.

    INCOME TAXES

    Since it is the policy of the Trust to distribute amounts approximately equal to its taxable income plus depreciation, no provision for income taxes has been made in the accompanying financial statements.

    SALE OF LAKESHORE

    During March 1995 the Trust sold Lakeshore shopping center for $31,292,000. After re-payment of the existing first and second mortgage loan balances of $15,880,000 and $4,020,000, respectively, expenses related to the sale of $1,750,000 and an assumption charge of $158,000. The proceeds to the Trust were approximately $9,484,000.

    In anticipation of above sale the Trust reports a $4,400,000 provision loss in the fourth quarter 1994.

    RELATED PARTY TRANSACTIONS

    Fees paid or payable to Collier Investment (the "Advisor"), Menlo Management Company and Presco for three months ended in 1995 and 1994 were as follows:

                                                                       MARCH 31,    MARCH 31,
                                                                         1995         1994
                                                                      -----------  -----------
ADVISOR
Advisory fee........................................................  $    28,000  $
MENLO MANAGEMENT COMPANY
Property management fees............................................      109,000      111,000
Administrative services.............................................       65,000       65,000
Loan fees...........................................................       37,000       31,000
Lease commissions...................................................       18,000       32,000
PRESCO
Capital fund raising cost reimbursements............................                    36,000
                                                                      -----------  -----------
    Total...........................................................  $   257,000  $   275,000
                                                                      -----------  -----------
                                                                      -----------  -----------

    NET INCOME PER SHARE OF BENEFICIAL INTEREST

    Net income per share of beneficial interest is computed by dividing net income by the weighted average number of shares outstanding during the period as follows:

                                                              1995         1994
                                                           -----------  -----------
                                                             3,706,845    3,707,072

                      PACIFIC REAL ESTATE INVESTMENT TRUST

PART I -- FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

(1) LIQUIDITY AND CAPITAL RESOURCES:
    Cash used by operating activities was $1,037,000 for the three months ended March 31, 1995 as compared to cash used of $680,000 for the three months ended March 31, 1994 as a result of payment of $997,000 of accounts payable accrued at December 31, 1995. $382,000 was interest accrued on an unsecured note payable which was paid in full in March 1995 and $345,000 was accrued supplemental taxes on Lakeshore Plaza which was paid at date of sale in March 1995.

    Cash flow provided by investing activities was $29,857,000 for the three months ended March 31, 1995 compared to $580,000 used in the three months ended March 31, 1994 as a result of the sale of Lakeshore Plaza Shopping Center.

    Cash flow used by financing activities was $28,215,000 for the three months ended March 31, 1995 compared to $62,000 provides for the three months ended March 31, 1994 due to the payoff of mortgage note related to Lakeshore Plaza as well as other secured and unsecured notes payable.

    The Trust's other sources of liquity include: (1) extension of short-term notes payable for periods not to exceed five years; (2) approximately $5,206,000 in mortgage loans receivable which mature at various dates over the next five years.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1994 VS. 1993:
    Net loss for the three months ended March 31, 1995 was $872,000 as compared to a net loss of $875,000 for the three months ended March 31, 1994.

    During the first three months rental revenues decreased from $3,095,000 in 1994 to $2,898,000 in 1995 as a result of declining revenues at El Portal Shopping Center.

    Operating expenses, property taxes, property management fees and depreciation expenses decreased from $1,720,000 in 1994 to $1,653,000 in 1995, an decrease of $181,000 or 4%. This decrease is due to the sale of Lakeshore Plaza Shopping Center on March 13, 1995.

    General and administrative expense decreased from $188,000 in 1994 to $182,000 in 1995, a decrease of $5,000 or 3%. This decrease is due to lower transfer agent costs, legal expenses and advisory fees.

    Interest income decreased by $252,000 as compared to 1994 primarily as the result of the payoff of a note receivable in December 1994. Interest expense decreased by $252,000, or 14%, from $2,062,000 in 1994 to $1,810,000 in 1995. Of this decrease $145,000 is related to the lower mortgage loan on El Portal Shopping Center due to a principal paydown of $5,729,000 in December 1994 and $76,000 is due to the payoff of an underlying note payable on the aforementioned note receivable. This was offset by an increase in interest expense on a short term note payable which was paid off in March 1995.

    Item 6 (b) -- Report on Form 8K was filed on March 27, 1995.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          PACIFIC REAL ESTATE INVESTMENT TRUST

Date:  May 10, 1995                             By: ____________________________
                                                          Robert Ch. Gould
                                                           VICE PRESIDENT

Date:  May 10, 1995                             By: ____________________________
                                                          Harry E. Kellogg
                                                             TREASURER