Form 10-Q
period 1995-06-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1995-08-14
CIK 230437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER JUNE 30, 1995

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

                        $10 Par Value, 3,706,845 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                        PART I -- FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

ITEM 1 -- FINANCIAL STATEMENTS

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    ------------------------------  ------------------------------
                                                    JUNE 30, 1995   JUNE 30, 1994   JUNE 30, 1995   JUNE 30, 1994
                                                    --------------  --------------  --------------  --------------
Rental revenues...................................  $    2,109,000  $    3,099,000  $    5,007,000  $    6,194,000
                                                    --------------  --------------  --------------  --------------
Operating expenses (including related party
 amounts of $155,000 three months ended June 30,
 1995 and $394,000 six months ended June 30, 1995,
 $382,000 three months ended June 30, 1994 and
 $653,000 six months ended June 30, 1994):
  Operating.......................................         563,000         539,000       1,110,000       1,074,000
  Property tax....................................         170,000         257,000         411,000         517,000
  General and administrative......................         185,000         240,000         367,000         428,000
  Depreciation and amortization...................         665,000         948,000       1,547,000       1,900,000
  Property management fees........................          68,000         111,000         177,000         222,000
                                                    --------------  --------------  --------------  --------------
    Total operating expenses......................       1,651,000       2,095,000       3,612,000       4,141,000
                                                    --------------  --------------  --------------  --------------
Operating income..................................         458,000       1,004,000       1,395,000       2,053,000
                                                    --------------  --------------  --------------  --------------
Other income/(expense):
  Interest income.................................         160,000         260,000         313,000         606,000
  Interest expense................................      (1,185,000)     (2,075,000)     (2,995,000)     (4,137,000)
  Recapitalization expenses.......................         (63,000)       (191,000)       (130,000)       (318,000)
  Property acquisition expenses...................               0          (3,000)              0          (3,000)
  Gain on sale of options.........................        (102,000)        994,000        (102,000)        994,000
                                                    --------------  --------------  --------------  --------------
    Total other income/(expense)..................      (1,190,000)     (1,015,000)     (2,914,000)     (2,858,000)
                                                    --------------  --------------  --------------  --------------
Net loss before minority interest.................        (732,000)        (11,000)     (1,519,000)       (805,000)
Minority interest in joint venture................         (85,000)        (80,000)       (170,000)       (161,000)
                                                    --------------  --------------  --------------  --------------
Net loss..........................................        (817,000)        (91,000)     (1,689,000)       (966,000)
                                                    --------------  --------------  --------------  --------------
                                                    --------------  --------------  --------------  --------------
Net loss per share of beneficial interest.........          ($0.22)         ($0.02)         ($0.46)         ($0.26)
                                                    --------------  --------------  --------------  --------------
                                                    --------------  --------------  --------------  --------------
Weighted average number of shares.................       3,706,845       3,707,072       3,706,845       3,707,072

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1995             1994
                                                                                 ---------------  ---------------
                                                     ASSETS

Investment in commercial properties:
  Operating properties:
    Land.......................................................................  $    14,308,000  $    24,015,000
    Buildings and improvements.................................................       56,304,000       77,521,000
    Accumulated depreciation...................................................      (17,208,000)     (17,000,000)
                                                                                 ---------------  ---------------
    Operating properties -- net................................................       53,404,000       84,536,000
Mortgage notes receivable......................................................        5,222,000        5,190,000
Tenant and other notes receivable -- net.......................................        1,571,000        1,596,000
Cash...........................................................................          850,000          666,000
Accounts receivable (net of allowance of $161,000 in 1995 and $193,000 in
 1994).........................................................................        1,095,000        1,191,000
Deferred lease commissions -- net..............................................          785,000          860,000
Deferred financing costs -- net................................................          502,000          584,000
Other assets...................................................................          746,000          664,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    64,175,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage loans...............................................................  $    37,065,000  $    57,335,000
  Short-term notes.............................................................       10,490,000       15,435,000
  Unsecured note payable.......................................................                         3,000,000
  Security deposits............................................................          226,000          291,000
  Accounts payable and other liabilities.......................................          540,000        1,673,000
                                                                                 ---------------  ---------------
    Total liabilities..........................................................       48,321,000       77,734,000
                                                                                 ---------------  ---------------
Commitments and contingencies
Minority interest in joint venture.............................................        3,346,000        3,356,000
Shareholders' Equity:
  Shares of beneficial interest, $10 par value, authorized: 1995 and 1994,
   10,611,863; shares issued and outstanding: 1995: 3,706,845; 1994:
   3,707,072...................................................................       37,068,000       37,068,000
Additional paid-in capital.....................................................       11,009,000       11,009,000
Distributions in excess of net income..........................................      (35,569,000)     (33,880,000)
                                                                                 ---------------  ---------------
Shareholders' equity -- net....................................................       12,508,000       14,197,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    64,175,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                           ----------------------------------
                                                                                                1995                1994
                                                                                           --------------      --------------
Cash Flow from Operating Activities:
  Net loss...........................................................................      $   (1,689,000)     $     (966,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation.....................................................................           1,329,000           1,635,000
    Amortization of note receivable discount.........................................             (39,000)            (81,000)
    Amortization of deferred cost....................................................             203,000             277,000
    Minority interest in joint venture's operations..................................             170,000             161,000
    Provision for doubtful receivables...............................................              30,000              97,000
    Gain (loss) on sale of options...................................................             102,000            (994,000)
    Changes in operating assets and liabilities:
      Accounts payable and other liabilities.........................................          (1,133,000)            147,000
      Security deposits..............................................................             (65,000)            (38,000)
      Deferred lease commissions.....................................................             (46,000)           (129,000)
      Accounts receivable............................................................              66,000              46,000
      Other assets...................................................................             (82,000)           (731,000)
                                                                                           --------------      --------------
Net cash (used) by operating activities..............................................          (1,154,000)           (576,000)
                                                                                           --------------      --------------
Cash Flow from Investing Activities:
    Construction of properties.......................................................             (66,000)           (959,000)
    Collection of notes receivable...................................................              36,000             796,000
    Addition to notes receivable.....................................................              (4,000)         (1,327,000)
    Proceeds from sale of Lakeshore..................................................          29,869,000                   0
    Proceeds (uses) from sale of option..............................................            (102,000)          1,279,000
                                                                                           --------------      --------------
Net cash provided (used) by investing activities.....................................          29,733,000            (211,000)
                                                                                           --------------      --------------
Cash Flow from Financing Activities:
  Proceeds from short-term notes due affiliates......................................             100,000           4,655,000
  Proceeds from mortgage loans.......................................................                   0           1,500,000
  Re-payment of mortgage loans.......................................................         (20,270,000)         (2,033,000)
  Re-payment of short-term notes due affiliates......................................          (5,045,000)         (2,910,000)
  Re-payment of unsecured note payable...............................................          (3,000,000)                  0
  Payment of financing costs.........................................................                   0             (89,000)
  Distributions to joint venture partner.............................................            (180,000)           (180,000)
                                                                                           --------------      --------------
Net cash provided (used) by financing activities.....................................         (28,395,000)            943,000
                                                                                           --------------      --------------
  Increase (decrease) in cash........................................................             184,000             156,000
    Cash, January 1..................................................................             666,000             856,000
                                                                                           --------------      --------------
    Cash, June 30....................................................................      $      850,000      $    1,012,000
                                                                                           --------------      --------------
                                                                                           --------------      --------------

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

    SALE OF LAKESHORE PLAZA

    During March 1995 the Trust sold Lakeshore Plaza shopping center for $31,292,000. After re-payment of the existing first and second mortgage loan balances of $15,880,000 and $4,000,000, respectively, expenses related to the sale of $1,750,000 and an assumption charge of $158,000 the proceeds to the Trust were approximately $9,484,000.

    In anticipation of above sale the Trust reported a $4,400,000 provision for loss in the fourth quarter of 1994.

    RELATED PARTY TRANSACTIONS

    Fees paid or payable to Collier Investment (the "Advisor"), Menlo Management Company and Presco for three months and six months ended in 1995 and 1994 were as follows:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                            ------------------------  ------------------------
                                             JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                               1995         1994         1995         1994
                                            -----------  -----------  -----------  -----------
ADVISOR
Advisory fee..............................        9,000       28,000       37,000       56,000
MENLO MANAGEMENT COMPANY
Property management fees..................       68,000      111,000      177,000      222,000
Administrative services...................       50,000       65,000      115,000      130,000
Lease commission..........................            0       51,000       18,000       83,000
Brokerage Fee.............................            0      145,000            0      145,000
Loan fee..................................       25,000       33,000       62,000       64,000
Rent......................................        3,000            0        3,000            0
PRESCO
Capital fund raising......................            0            0            0       36,000
                                            -----------  -----------  -----------  -----------
    Total.................................      155,000      433,000      412,000      736,000
                                            -----------  -----------  -----------  -----------
                                            -----------  -----------  -----------  -----------

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

                      PACIFIC REAL ESTATE INVESTMENT TRUST

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

(1) LIQUIDITY AND CAPITAL RESOURCES:
    Cash used by operating activities was $1,256,000 for the six months ended June 30, 1995 as compared to cash used of $576,000 for the six months ended June 30, 1994 as a result of payment of $1,133,000 of accounts payable accrued at December 31, 1995. Of this sum $382,000 comprised interest accrued on an unsecured note payable which was paid in full in March 1995 and $345,000 accrued supplemental taxes on Lakeshore Plaza Shopping Center which were paid at date of sale in March 1995 and $406,000 represented various other operating liabilities.

    Cash flow provided by investing activities was $29,835,000 for the six months ended June 30, 1995 compared to $211,000 used in the six months ended June 30, 1994 as a result of the sale of Lakeshore Plaza Shopping Center.

    Cash flow used by financing activities was $28,395,000 for the six months ended June 30, 1995 compared to $943,000 provided for the six months ended June 30, 1994 due to the payoff of mortgage note related to Lakeshore Plaza Shopping Center as well as other secured and unsecured notes payable.

    The Trust's sources of liquity include: extension of short-term notes payable for periods not to exceed five years; and approximately $5,206,000 in mortgage loans receivable which mature at various dates over the next five years.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1995 VS. 1994:
    Net loss for the six months ended June 30, 1995 was $1,689,000 as compared to a net loss of $966,000 for the six months ended June 30, 1994.

    During the first six months rental revenues decreased from $6,194,000 in 1994 to $5,007,000 in 1995, as a result of the sale of Lakeshore Plaza Shopping Center and the declining revenues at El Portal Shopping Center as a result of the Homebase lease termination in 1994.

    Operating expenses, property taxes, property management fees and depreciation expenses decreased from $3,713,000 in 1994 to $3,347,000 in 1995, a decrease of $366,000 or 10%. This decrease is due chiefly to the sale of Lakeshore Plaza Shopping Center on March 13, 1995.

    General and administrative expense decreased from $428,000 in 1994 to $367,000 in 1995, a decrease of $61,000 or 16%. This decrease is due to lower transfer agent costs, legal expenses, advisory fees, and administrative services.

    Interest income decreased by $293,000 as compared to 1994 primarily as the result of the payoff of a note receivable in December 1994. Interest expense decreased by $1,142,000, or 28%, from $4,137,000 in 1994 to $2,995,000 in 1995.
Of this decrease $288,000 is related to the lower mortgage loan on El Portal Shopping Center due to a principal paydown of $5,729,000 in December 1994, $556,000 is related to the sale of Lakeshore Plaza Shopping Center, $146,000 is related to the payoff of the Yale University and California Bavarian loans and $152,000 is due to the payoff of an underlying note payable on the aforementioned note receivable.

    The expense of $102,000 related to options sold in 1994 was accrued to reflect additional contingent liability as of June 30, 1995.

    Item 6 (b) -- Report on Form 8K was filed on March 27, 1995.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          PACIFIC REAL ESTATE INVESTMENT TRUST

Date:        , 1995                             By: ____________________________
                                                          Robert Ch. Gould
                                                           VICE PRESIDENT

Date:        , 1995                             By: ____________________________
                                                          Harry E. Kellogg
                                                             TREASURER