Form 10-Q
period 1995-09-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1995-11-14
CIK 230437

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

                       FOR THE QUARTER SEPTEMBER 30, 1995

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

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                        PART I -- FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

ITEM I -- FINANCIAL STATEMENTS

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    ------------------------------  ------------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         1995            1994            1995            1994
                                                    --------------  --------------  --------------  --------------
Rental revenues...................................  $    1,875,000  $    3,155,000  $    6,882,000  $    9,349,000
                                                    --------------  --------------  --------------  --------------
Operating expenses (including related party
 amounts of $152,000 three months ended September
 30, 1995 and $548,000 nine months ended September
 30, 1995, $254,000 three months ended September
 30, 1994 and $900,000 nine months ended September
 30, 1994):
  Operating.......................................         525,000         577,000       1,635,000       1,651,000
  Property tax....................................         169,000         260,000         580,000         777,000
  General and administrative......................         141,000         186,000         508,000         614,000
  Depreciation and amortization...................         679,000         981,000       2,226,000       2,881,000
  Property management fees........................          67,000         112,000         244,000         334,000
                                                    --------------  --------------  --------------  --------------
    Total operating expenses......................       1,581,000       2,116,000       5,193,000       6,257,000
                                                    --------------  --------------  --------------  --------------
Operating income..................................         294,000       1,039,000       1,689,000       3,092,000
                                                    --------------  --------------  --------------  --------------
Other income/(expense):
  Interest income.................................         162,000         287,000         475,000         893,000
  Interest expense................................      (1,184,000      (2,062,000)     (4,179,000)     (6,199,000)
  Recapitalization expenses.......................          (9,000)       (393,000)       (139,000)       (714,000)
  Gain (loss) on sale of options..................               0               0        (102,000)        994,000
                                                    --------------  --------------  --------------  --------------
    Total other income/(expense)..................      (1,031,000)     (2,168,000)     (3,945,000)     (5,026,000)
                                                    --------------  --------------  --------------  --------------
Net loss before minority interest.................        (737,000)     (1,129,000)     (2,256,000)     (1,934,000)
                                                    --------------  --------------  --------------  --------------
Minority interest in joint venture................         (83,000)        (79,000)       (253,000)       (240,000)
                                                    --------------  --------------  --------------  --------------
Net loss..........................................        (820,000)     (1,208,000)     (2,509,000)     (2,174,000)
                                                    --------------  --------------  --------------  --------------
                                                    --------------  --------------  --------------  --------------
Net loss per share of beneficial interest.........  $       (0.221) $       (0.326) $       (0.677) $       (0.586)
                                                    --------------  --------------  --------------  --------------
                                                    --------------  --------------  --------------  --------------
Weighted average number of shares.................       3,706,845       3,706,845       3,706,845       3,706,845
                                                    --------------  --------------  --------------  --------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      1995             1994
                                                                                 ---------------  ---------------
                                                     ASSETS

Investment in commercial properties:
  Operating properties:
    Land.......................................................................  $    14,308,000  $    24,015,000
    Buildings and improvements.................................................       56,261,000       77,521,000
    Accumulated depreciation...................................................      (17,791,000)     (17,000,000)
                                                                                 ---------------  ---------------
    Operating properties -- net................................................       52,778,000       84,536,000
Mortgage notes receivable......................................................        5,239,000        5,190,000
Tenant and other notes receivable -- net.......................................        1,551,000        1,596,000
Cash...........................................................................          641,000          666,000
Accounts receivable (net of allowance of $125,000 in 1995 and $194,000 in
 1994).........................................................................          931,000        1,191,000
Deferred lease commissions -- net..............................................          754,000          860,000
Deferred financing costs -- net................................................          470,000          584,000
Other assets...................................................................          718,000          664,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    63,082,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage loans...............................................................  $    36,943,000  $    57,335,000
  Short-term notes.............................................................       10,490,000       15,435,000
  Unsecured note payable.......................................................                0        3,000,000
  Security deposits............................................................          226,000          291,000
  Accounts payable and other liabilities.......................................          425,000        1,673,000
                                                                                 ---------------  ---------------
    Total liabilities..........................................................       48,084,000       77,734,000
                                                                                 ---------------  ---------------
Commitments and contingencies
Minority interest in joint venture.............................................        3,310,000        3,356,000
Shareholders' Equity:
  Shares of beneficial interest, $10 par value, authorized: 1995 and 1994,
   10,611,863; shares issued and outstanding: 1995: 3,706,845; 1994:
   3,706,845...................................................................       37,068,000       37,068,000
Additional paid-in capital.....................................................       11,009,000       11,009,000
Distributions in excess of net income..........................................      (36,389,000)     (33,880,000)
                                                                                 ---------------  ---------------
Shareholders' equity -- net....................................................       11,688,000       14,197,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    63,082,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                         1995            1994
                                                                                    --------------  --------------
Cash Flow from Operating Activities:
  Net loss........................................................................  $   (2,509,000) $   (2,174,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation..................................................................       1,912,000       2,462,000
    Amortization of note receivable discount......................................         (59,000)        (79,000)
    Amortization of deferred cost.................................................         283,000         433,000
    Minority interest in joint venture's operations...............................         254,000         240,000
    Provision for doubtful receivables............................................          79,000         144,000
    Gain (loss) on sale of options................................................         102,000        (994,000)
    Changes in operating assets and liabilities:
      Accounts payable and other liabilities......................................      (1,248,000)       (333,000)
      Security deposits...........................................................         (65,000)        (24,000)
      Deferred lease commissions..................................................         (63,000)       (165,000)
      Accounts receivable.........................................................         181,000        (182,000)
      Other assets................................................................         (54,000)       (765,000)
                                                                                    --------------  --------------
Net cash (used) by operating activities...........................................      (1,187,000)       (771,000)
                                                                                    --------------  --------------
Cash Flow from Investing Activities:
    Construction of properties....................................................         (23,000)     (1,302,000)
    Collection of notes receivable................................................          59,000         811,000
    Addition to notes receivable..................................................          (4,000)     (1,327,000)
    Proceeds from sale of Lakeshore...............................................      29,869,000               0
    Proceeds (uses) from sale of option...........................................        (102,000)      1,279,000
                                                                                    --------------  --------------
Net cash provided (used) by investing activities..................................      29,799,000        (539,000)
                                                                                    --------------  --------------
Cash Flow from Financing Activities:
  Proceeds from (cost of) Sale of Trust shares....................................               0          (4,000)
  Proceeds from short-term notes due affiliates...................................         100,000       5,155,000
  Proceeds from mortgage loans....................................................               0       1,500,000
  Re-payment of mortgage loans....................................................     (20,392,000)     (2,366,000)
  Re-payment of short-term notes due affiliates...................................      (5,045,000)     (2,910,000)
  Re-payment of unsecured note payable............................................      (3,000,000)              0
  Payment of financing costs......................................................               0        (113,000)
  Distributions to joint venture partner..........................................        (300,000)       (300,000)
                                                                                    --------------  --------------
Net cash provided (used) by financing activities..................................     (28,637,000)        962,000
                                                                                    --------------  --------------
  Increase (decrease) in cash.....................................................          25,000        (348,000)
    Cash, January 1...............................................................         666,000         856,000
                                                                                    --------------  --------------
    Cash, September 30............................................................  $      641,000  $      508,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

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

    SALE OF LAKESHORE PLAZA

    During March 1995 the Trust sold Lakeshore Plaza Shopping Center for $31,292,000. After re-payment of the existing first and second mortgage loan balances of $15,880,000 and $4,000,000, respectively, expenses related to the sale of $1,750,000 and an assumption charge of $158,000, the proceeds to the Trust were approximately $9,484,000.

    In anticipation of above sale the Trust reported a $4,400,000 provision for loss in the fourth quarter of 1994.

    RELATED PARTY TRANSACTIONS

    Fees paid or payable to Collier Investment (the "Advisor"), Menlo Management Company and Presco for three months and nine months ended in 1995 and 1994 were as follows:

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                   ----------------------------  ----------------------------
                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                       1995           1994           1995           1994
                                   -------------  -------------  -------------  -------------
ADVISOR
Advisory fee.....................   $    16,000    $    28,000    $    53,000    $    84,000
MENLO MANAGEMENT COMPANY
Property management fees.........        66,000        111,000        243,000        333,000
Administrative services..........        41,000         65,000        156,000        195,000
Lease commission.................        25,000         61,000         43,000         99,000
Brokerage Fee....................             0              0              0        145,000
Loan fee.........................        26,000         34,000         88,000         98,000
Rent.............................         3,000              0          6,000              0
PRESCO
Capital fund raising.............             0              0              0         36,000
                                   -------------  -------------  -------------  -------------
    Total........................   $   177,000    $   254,000    $   589,000    $   990,000
                                   -------------  -------------  -------------  -------------
                                   -------------  -------------  -------------  -------------

    NET INCOME PER SHARE OF BENEFICIAL INTEREST

    Net income per share of beneficial interest is computed by dividing net income by the weighted average number of shares outstanding during the period as follows:

                                                              1995         1994
                                                           -----------  -----------
Three months ended September 30..........................    3,706,845    3,706,845
Nine months ended September 30...........................    3,706,845    3,706,845

                      PACIFIC REAL ESTATE INVESTMENT TRUST

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

(1) LIQUIDITY AND CAPITAL RESOURCES:
    Cash used by operating activities was $1,187,000 for the nine months ended September 30, 1995 as compared to cash used of $771,000 for the nine months ended September 30, 1994 as a result of payment of $1,248,000 of accounts payable accrued at December 31, 1995. Of this sum $382,000 comprised interest accrued on an unsecured note payable which was paid in full in March 1995 and $345,000 accrued supplemental taxes on Lakeshore Plaza Shopping Center which were paid at date of sale in March 1995 and $521,000 represented various other operating liabilities.

    Cash flow provided by investing activities was $29,799,000 for the nine months ended September 30, 1995 compared to $539,000 used in the nine months ended September 30, 1994 as a result of the sale of Lakeshore Plaza Shopping Center.

    Cash flow used by financing activities was $28,637,000 for the nine months ended September 30, 1995 compared to $962,000 provided for the nine months ended September 30, 1994 due to the payoff of mortgage note related to Lakeshore Plaza Shopping Center as well as other secured and unsecured notes payable.

    The Trust's sources of liquity include: extension of short-term notes payable for periods not to exceed five years; and approximately $5,239,000 in mortgage loans receivable which mature at various dates over the next five years.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994:
    Net loss for the nine months ended September 30, 1995 was $2,509,000 as compared to a net loss of $2,174,000 for the nine months ended September 30, 1994.

    During the first nine months rental revenues decreased from $9,349,000 in 1994 to $6,882,000 in 1995, as a result of the sale of Lakeshore Plaza Shopping Center and the declining revenues at El Portal Shopping Center as a result of the Homebase lease termination in 1994.

    Operating expenses, property taxes, property management fees and depreciation expenses decreased from $5,643,000 in 1994 to $4,685,000 in 1995, a decrease of $958,000 or 17%. This decrease is due chiefly to the sale of Lakeshore Plaza Shopping Center on March 13, 1995.

    General and administrative expense decreased from $614,000 in 1994 to $508,000 in 1995, a decrease of $106,000 or 17%. This decrease is due to lower transfer agent costs, legal expenses, advisory fees, and administrative services.

    Interest income decreased by $418,000 as compared to 1994 primarily as the result of the payoff of a note receivable in December 1994. Interest expense decreased by $2,020,000, or 33%, from $6,199,000 in 1994 to $4,179,000 in 1995.
Of this decrease $431,000 is related to the lower mortgage loan on El Portal Shopping Center due to a principal paydown of $5,729,000 in December 1994, $864,000 is related to the sale of Lakeshore Plaza Shopping Center, $307,000 is related to the payoff of the Yale University and California Bavarian loans and $156,000 is due to the payoff of an underlying note payable on the aforementioned note receivable.

    The expense of $102,000 related to options sold in 1994 was accrued to reflect additional contingent liablity as of September 30, 1995.

    Item 6 (b) -- Report on Form 8K was filed on March 27, 1995.

    Material changes for the three months ended September 30, 1995 versus 1994 were for the same reasons in relative proportionate amounts as those shown for the nine months.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          PACIFIC REAL ESTATE INVESTMENT TRUST

Date:  October 31, 1995                           By: __________________________
                                                          Robert Ch. Gould
                                                           VICE PRESIDENT

Date:  October 31, 1995                           By: __________________________
                                                          Harry E. Kellogg
                                                             TREASURER