Form 10-K
period 1995-12-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1996-03-28
CIK 230437

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-8725

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                               A CALIFORNIA TRUST
             (Exact name of registrant as specified in its charter)

                                   94-1572930
                      (I.R.S. Employer Identification No.)

          1010 EL CAMINO REAL, SUITE 210, MENLO PARK, CALIFORNIA 94025 (Address of principal executive offices, including zip code)

                                 (415) 327-7147
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
    Shares of Beneficial Interest, par value $10 per share ("Trust Shares")

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    No market for Trust Shares currently exists and therefore a market value for such Trust Shares cannot be determined.

    The number of Trust Shares outstanding as of December 31, 1995 was 3,706,845, $10 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
  Item  1.     Business....................................................................................           1
  Item  2.     Properties..................................................................................           7
  Item  3.     Legal Proceedings...........................................................................          17
  Item  4.     Submission of Matters to a Vote of Security Holders.........................................          17

PART II
  Item  5.     Market for Registrant's Trust Shares and Related Shareholder Matters........................          18
  Item  6.     Selected Financial Data.....................................................................          20
  Item  7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......          21
  Item  8.     Consolidated Financial Statements and Supplementary Data....................................          26
  Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          45

PART III
  Item 10.     Directors and Executive Officers of Registrant..............................................          45
  Item 11.     Executive Compensation......................................................................          46
  Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................          46
  Item 13.     Certain Relationships and Related Transactions..............................................          47

PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................          48
  Signatures...............................................................................................          49

                                     PART I

ITEM 1.  BUSINESS

    (a)  Historical Development of Business:

    Pacific Real Estate Investment Trust (the "Trust") was organized pursuant to a Declaration of Trust on April 17, 1963. The Trust is a California real estate investment trust and qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("Code").

    The  Trust invests in real  estate interests and at  December 31, 1995 owned
    (i) a 100% equity interest in two shopping centers, (ii) a 40% controlling interest in Kingsco, a general partnership that owns a shopping center and
    (iii) a 100% equity interest in a retail and professional office complex. In addition, the Trust holds various notes receivable, most of which are secured by deeds of trust, and were acquired in connection with sales or assignments of Trust properties or contractual rights to acquire properties.

    The Trust's total assets were $63 million at December 31, 1995 and $95 million at December 31, 1994.

    (b)  Financial Information About Industry Segments:

    The Trust is currently involved in only one industry segment real estate. The Trust operates and holds for investment, income producing real property and promissory notes secured by real property. All of these activities are included in the real estate industry segment. Therefore, all of the revenues, operating profits and assets reported in the Consolidated Financial Statements contained herein relate to this industry segment.

    (c)  Narrative Description of the Business:

OVERVIEW

    The Trust owns and manages a portfolio of neighborhood shopping centers, and a professional office and retail complex. Each of the Trust's properties is located in the metropolitan San Francisco Bay Area. Historically, the Trust has specialized in the acquisition and redevelopment of existing shopping centers, as well as the development of new centers. The Trust's existing property portfolio, described more fully below under "Properties," consists primarily of properties situated in "in-fill" locations in suburban areas which are generally characterized by dense populations and restrictions on development.

    The Trust's shopping centers attract local area customers and are typically anchored by a supermarket, superdrug, or other type of convenience store. Anchor retailers are critically important to the success of the shopping center because they attract consistent local traffic and repeat shoppers whose expenditures support a variety of other stores in the shopping center. Examples of anchor retailers in the Trust's shopping center properties are Lucky Stores and Walgreen. The overall tenant mix in each of the Trust's shopping centers typically caters to the retailing of day-to-day consumer necessities rather than high-priced luxury or specialty items.

POLICIES AND OBJECTIVES WITH RESPECT TO CERTAIN ACTIVITIES

    The following is a discussion of the Trust's objectives and policies with respect to investment, disposition, financing and certain other activities in light of current conditions. Current capital constraints affecting the Trust effectively preclude new acquisitions of significance. The investment policies and other policies of the Trust are reviewed herein in the context of the Trust's current financial condition. These policies are determined by the Trustees, and may be amended or revised from time to time at the discretion of the Trustees without a vote of the holders of beneficial interests of the Trust ("shareholders"). No assurance can be given that these investment objectives will be attained or that the value of the Trust will not decrease.

    INVESTMENT POLICY. The Trust's historic investment objective has been to invest in commercial real estate which would generate cash distributions and long-term capital appreciation. This policy was successful from 1964 until recent years. Since 1974 the Trust has sought to accomplish these objectives by acquisition, development and redevelopment of anchored neighborhood shopping centers and commercial property in Northern California. One reason we concentrated in retail was because the anchor retail stores tended to limit oversupply by building only to demand. But in recent years the emergence of an entirely new group of retailers have changed that completely resulting in increasing over-construction in retail. In addition, during the last four years, lack of access to equity capital and strongly adverse property market conditions have hampered and increasingly frustrated the Trust's achievement of its investment objectives. These circumstances have resulted in the suspension of cash distributions to shareholders, a reduction in the value of the Trust's assets and lack of liquidity for shareholders. The Trust has not acquired new investment property since 1992 and its development activities have been suspended.

    Since 1991 the Trust has been actively seeking to recapitalize to overcome these challenges. This activity has been conducted both under the direction of several investment bankers as well as independently with institutional investors. Recapitalization strategies that have been considered include joint venture, merger and listing on one of the national stock exchanges. During the early 1990's the impact of a nationwide economic recession and the volatility of public capital markets have prevented a successful outcome to these efforts. The Trust have conducted active discussions with potential merger or joint venture candidates and the Trustees plan to explore exhaustively every reasonable opportunity. However in the event that this strategy cannot be achieved in the best interest of the shareholders the Trustees are committed to pursuing an alternative approach involving the orderly sale of the Trust's assets. Such an approach is expected to enable the Trust to meet all of its debt obligations and to distribute remaining proceeds to its shareholders as liquidating dividends. There can be no assurance as to the amount of such liquidating dividends at this time because the Trust must determine the exact net value of its assets in the marketplace.

    The value of the Trust's property portfolio has declined during the past three years. This decline is the result of several factors. Most prominent has been the collapse of commercial real estate values nationwide as a result of overbuilding and fallout from the savings and loan collapse and the consequent establishment of the Resolution Trust Corporation, which liquidated large numbers of commercial properties at prices significantly below replacement cost, severely depressing the nation's property markets. Another prominent factor has been the pronounced depth and protracted nature of the economic recession and defense industry cutbacks which severely affected California real estate values. Concurrent with these economic forces, the value of the Trust's shopping center portfolio has also been adversely affected by rapid and continuing changes in the retail industry. The proliferation of "big-box" discount retailers characterized by their predatory pricing and marketing practices is having a widespread impact, putting many traditional retailers at risk and some into bankruptcy. The corollary effect of this retailing revolution has been an aggressive overbuilding in the retail sector, increased vacancy, tenant business failures and the driving down of rents and property values. The combination of these economic and retail industry trends has adversely affected many retail REITs as well as the Trust.

    While the Trust's investment policy emphasizes equity real estate investments, it may invest in stock of other REITs, partnerships and other real estate interests. If the Trust were successful in locating a suitable merger or joint venture partner, it is possible that such a strategy could result in an exchange of stock or investment in stock of another REIT or real estate entity.

    In considering dispositions, the Trust makes disposition decisions based on current market conditions and its objective of realizing maximum value for its shareholders.

    FINANCING.   The Trust  intends  to continue  to restructure  its  portfolio during 1996 in order to reduce indebtedness. This goal is to be achieved by either an infusion of equity capital or the sale of one or more of the Trust's properties, repayment of associated indebtedness and reduction of debt service costs.

    In the event that the Trustees are successful in attracting additional capital, they have the full authority to issue additional interests in the Trust on such terms and for such consideration as they judge appropriate.

    DISTRIBUTIONS. Historically, the Trust's policy has been to pay dividends to its shareholders in an amount approximating 100% of its cash flows from operations (i.e., net operating income plus depreciation and amortization). Capital gains have been distributed on a case by case basis. That portion of a distribution which is sheltered by depreciation and amortization constitutes a nontaxable return of capital to the shareholders. Dividends were paid on a regular basis for twenty-nine years, however, on February 25, 1993, the Trustees unanimously decided to suspend the payment of regular dividends in order to conserve the Trust's cash flow, in an effort to meet its capital needs, to maintain the quality of the Trust's properties and to protect the Trust's credit, since the Trustees concluded that the Trust could no longer rely on its traditional sources of liquidity (i.e., secured bank financing and "intrastate" equity offerings) for these purposes. The suspension of regular dividends will continue until sufficient liquidity can be arranged from alternative sources. The suspension of dividends is not expected to affect the Trust's qualification as a REIT.

    WORKING CAPITAL RESERVES. The Trust seeks to maintain working capital reserves (and, when not sufficient, access to borrowings) in amounts that the Trustees determine to be adequate to meet normal capital demands in connection with the operation of the Trust's business and investments. As noted above, the Trust expects that it will either restructure or sell either all or a portion of its portfolio in order to generate adequate working capital reserves.

    CONFLICTS OF INTEREST POLICIES. The Trust has adopted certain policies designed to reduce potential conflicts of interest. Such policies do not apply where a Trustee, officer or affiliate has acquired property for the sole purpose of facilitating its acquisition by the Trust, and the total consideration paid by the Trust does not exceed the cost of the property to such person (which cost is increased by such person's holding costs and decreased by any income received by such person from the property) and no special benefit results to such person. The Trustees may engage in real estate transactions which may be of the type conducted by the Trust, but it is not anticipated that such transactions will have a material effect upon the Trust's operations.

    OTHER POLICIES. The Trust intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940, as amended. The Trust does not intend (i) to invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) to underwrite securities of other issuers or (iii) to trade actively in loans or other investments.

    The Trust may make investments other than as previously described, although it does not currently do so. The Trust has authority to repurchase or otherwise reacquire Trust Shares it has issued or may issue and it may engage in such activities in the future. The Trustees have no present intention of causing the Trust to repurchase any of the Trust Shares, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations. Although the Trust may do so in the future in connection with the purchase of additional properties or otherwise, the Trust has not issued securities in exchange for property, nor has it reacquired any of its securities. The Trust may make loans to third parties, including, without limitation, to officers and to joint ventures in which the Trust decides to participate.

    At all times, the Trust intends to meet the requirements of the Code to qualify as a REIT unless, because of changes in future economic, market or legal conditions, or changes in the Code or in the Treasury Regulations, the Trustees elect to revoke the Trust's REIT election.

MARKET CONDITIONS

    The Company does not believe that the real estate market is an efficient market. Local conditions and the type of commercial operations conducted at each property directly affect property values in ways that may be unrelated to overall nationwide, regional or neighborhood market trends. The real estate market is also highly competitive, and maintaining property values is difficult. Access to economically available equity capital is critical to creating and maintaining real estate values. Other real estate investment trusts (many of which are much larger than the Trust), pension trusts, private investors, and real estate syndicates compete directly with the Trust for capital. In addition to these geographic and industry considerations, the market for real estate is heavily influenced by finance, bond and securities markets, as well as political, regulatory and Code factors.

    During the last several years, investors have become increasingly selective about real estate. This heightened selectivity has occurred against a complex marketplace backdrop characterized by declining values and reduced liquidity, lack of capital, adverse fallout resulting from reform of the tax code, property over-building, solvency crisis in the savings and loan industry and the related incidences of distress sales and dumping of swollen property inventories by the Resolution Trust Corporation. Most of this occurred within the context of a severe national economic recession. While 1994 began to witness the gradual recovery of the real estate market nationwide, the Trustees believe that the overall economic recovery in California during 1995 has continued by and large to lag the nationwide trend and continues to retard recovery of the California property markets. While the Trustees believe that the California real estate market will eventually recover, as the California economy emerges from recession, for the near term, they do not expect values to recover to the market levels achieved in the late 1980's and early 1990's, prior to the downturn. This is particularly true for retail property and there can be no assurance that this improvement will occur or that 1996 will see any improvement. Thus there remain significant impediments to the Trust's ability to resume cash distributions or establish liquidity for its shareholders without improvement in market values and either capital restructuring or asset sales.

    The Trust is not involved in research and development activities other than market research.

GOVERNMENT REGULATION

    ENVIRONMENTAL MATTERS. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, when released, usually reduces the value and adversely affects the ability to sell such real estate or to borrow using such real estate as collateral.

    The Trust has notified a governmental authority of a spill from a former dry cleaning shop at King's Court Shopping Center and the Regional Water Quality Control Board of Santa Clara County has issued a clean-up order to the Trust. Currently, a plan of remediation has been prepared with a proposed plan of action for clean-up of the contamination. The remediation clean-up is now underway and is expected to last at least two years. This plan has been approved by the pertinent regulatory agencies on an interim basis, pending review of remediation and testing results. The cost to Kingsco for the clean-up is estimated to be $632,000, of which $503,000 has already been expended. The Trust was not a partner of Kingsco at the time the contamination occurred, and intends to look to the seller of the Trust's 40% interest in Kingsco, Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco and the entity that caused the contamination for payment of the clean-up costs. The Trust believes that the representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean-up costs.

    In another, unrelated, environmental audit of the gasoline service station pad ("Exxon Pad") at King's Court Shopping Center, the Phase I and II work identified gasoline and possibly other service station by-products in the soil underneath the station and its pumps. Exxon Corporation has assumed financial and legal responsibility of the hazardous materials and remediation of the Exxon Pad. The environmental firm responsible for maintaining and analyzing the data from various monitoring wells on the Pad continues to report to Menlo Management Company and governmental authorities on a quarterly basis. Remediation efforts are now underway and include both vapor extraction and "pump and treat" activities, depending upon the location of the materials in the soil and water.

    The Trust has also become aware of a spill from a former dry cleaning establishment at El Portal Shopping Center. This spill probably occurred prior to the Trust's ownership of the property. The Contra Costa County Regional Water Quality Control Board is currently reviewing the situation and a clean-up remediation proposed by the Trust. The cost of clean-up and timetable have not yet been identified, however, based on current knowledge, the cost is not expected to have a material effect on the Trust's financial position. On March 21, 1996, the Trustees authorized the expenditures up to $100,000 for remediation.

    Compliance with federal, state and local laws and regulations relating to the protection of the environment could have a significant impact on the financial position of the Trust. However, other than disclosed herein, the Trustees are not currently aware of any conditions that would have a material adverse effect on the Trust.

    AMERICANS WITH DISABILITIES ACT. The Trust's properties are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" and generally requires that public facilities such as retail shopping centers be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements will require removal of access barriers and other capital improvements at the Trust's properties. Noncompliance could result in imposition of fines by the United States government or an award of damages to private litigants. However, the Trust does not believe that the costs of compliance will be material. If required changes involve a greater expenditure than the Trust currently anticipates, or if the changes must be made on a more accelerated basis than it anticipates, the Trust could be adversely affected.

MANAGEMENT

    The search for suitable real estate capitalization and portfolio restructuring is pursued by the Trust's investment advisor, Collier Investments (the "Advisor"), a proprietorship owned by Charles R. Collier. Under the terms of an Investment Advisory Agreement between the Trust and the Advisor, the Advisor has agreed to use its best efforts to present to the Trust recapitalization and portfolio restructuring opportunities consistent with the investment policies and objectives of the Trust. After careful study and review, the Advisor may recommend to the Trustees those opportunities or strategies whose character is consistent with the investment program of the Trust. In addition to relying on the advice of the Advisor, the Trustees occasionally employ the services of independent professional consultants.

    The Trust employs no full-time executives or administrative staff. The leasing and management of the Trust's properties and administration of the Trust itself is performed by an independent contractor, Menlo Management Company. Eighty-three percent of the outstanding capital stock of Menlo Management is owned by Robert C. Gould and the remainder is owned by Charles R. Collier, who is Mr. Gould's father-in-law. California Bavarian Company, a privately held California corporation, provides service to the Trust on a contractual basis for a monthly service fee.

    The Trust has five trustees who meet once a month and who are compensated by the Trust. The Trustees include: Wilcox Patterson, who serves as President; Harry E. Kellogg, who serves as Treasurer; John H. Hoefer and Robert C. Gould, who serve as Vice Presidents and William S. Royce, who serves as Secretary. The Trustees, Officers and Advisor all invest in the Trust.

COMPETITION

    The Trust's properties are all located in metropolitan communities in the San Francisco Bay Area. Each property is situated amidst fully developed commercial and retail areas. As such, there are other competing neighborhood and community shopping centers and professional office facilities located in near proximity to the Trust's properties. These factors will have a bearing on the Trust's ability to rent its properties to tenants on economic terms and to impose effective mechanisms to control operating costs and resultant net income. The Trust must compete for tenants and services with other property owners who may have greater resources or more attractive locations than those available to the Trust and its officers, directors and agents. Moreover, the extent and increasing rates of changes in community demographics, public policy, retail and office usage patterns, merchandising practices, consumer tastes and financial strength of tenants, amongst other considerations, can all affect adversely a property's competitive position in varying ways.

INSURANCE

    The Trust typically maintains comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties, and generally requires tenants to reimburse the Trust for their pro rata share of the Trust's insurance premiums and to maintain their own general liability insurance with respect to the properties with policy terms and insured limits customarily carried for similar properties. There are, however, certain types of losses (such as from wars, flood, riots or earthquakes) which may be uninsurable or insurable only at rates which, in the Trust's opinion, are prohibitive. Two of the Trust's properties (El Portal Shopping Center and King's Court Shopping Center) are insured against damage from earthquakes.

    (d) Foreign Operations

    The Trust does not engage in any foreign operations or derive revenues from foreign sources.

ITEM 2.  PROPERTIES

DESCRIPTION OF THE TRUST'S PROPERTIES

    The following table sets forth certain information relating to the Trust's properties as of December 31, 1995:

                                                   GROSS                     EFFECTIVE
                                PERCENTAGE     LEASABLE AREA  1995 ANNUAL   ANNUAL RENT                  PERCENT
                                 OWNERSHIP        (SQ FT)       MINIMUM     PER SQUARE      PERCENT     LEASED &
       NAME/LOCATION             INTEREST         (1)(2)       RENT (3)        FOOT         LEASED      OCCUPIED
----------------------------  ---------------  -------------  -----------  -------------  -----------  -----------
                                     100%          271,426     $ 939,000     $    3.45           58%          44%
El Portal Shopping Center
 San Pablo, California
                                      40%           78,576     1,301,000         16.55          100%         100%
King's Court Shopping Center
 Los Gatos, California
                                     100%           54,903     1,734,000         31.58          100%         100%
Menlo Center (7)
 Menlo Park, California
                                     100%(1)       183,180     2,671,000         14.58           95%          39%
Monterey Plaza
 Shopping Center
 San Jose, California

                              ANCHORS AND PRINCIPAL
       NAME/LOCATION               TENANTS (1)
----------------------------  ----------------------
                              Safeway Stores (4);
                              McCrory Stores (5);
                              Long's Drug Stores (6)
El Portal Shopping Center
 San Pablo, California
                              Lunardi's Supermarket;
                              Bank of America
King's Court Shopping Center
 Los Gatos, California
                              Dean Witter Reynolds
                              Inc.; Kepler's Books
                              and Magazines
Menlo Center (7)
 Menlo Park, California
                              Lucky Stores; HomeBase
                              (4); Walgreen
Monterey Plaza
 Shopping Center
 San Jose, California

------------------------------
(1) Lucky Stores owns its store at Monterey Plaza Shopping Center and, therefore, is not a tenant of the Trust. Even though the Trust does not benefit directly from the economic performance of this anchor store, the anchor is nonetheless critical to the success of the Trust's shopping center.

(2) The aggregate gross leasable area does not include approximately 51,000 square feet at Monterey Plaza Shopping Center. This represents the store owned by Lucky Stores.

(3)  Total annual minimum rent  for the year ended  December 31, 1995, excluding
    (a) percentage rents, (b) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, and
    (c) future contractual rent escalations or Consumer Price Index adjustments. Percentage rents are paid over and above base rents, and are calculated as a percentage of a tenant's gross sales above a predetermined threshold. The amount of percentage rents received to date by the Trust has not been material to the Trust's operations. Figures for total annual minimum rent in the above table have been calculated based on rental payments currently due, and have been adjusted for the effects of recognizing rent on a straight-line basis as reported in the Trust's financial statements.

(4) Safeway, at El Portal, and HomeBase, at Monterey Plaza, ceased retail operations during 1994. Both tenants continue to be obligated under their lease agreements. Safeway is current with their lease payments and HomeBase is delinquent in payment of its rents and charges since January 1, 1996 as a consequence of a dispute with the Trust over certain lease provisions. The Trust expects that this dispute will be resolved satisfactorily. Under the terms of both leases, the tenants have the right to sublease their space without obtaining approval of the Trust. Both tenants are actively seeking sublessees. HomeBase at El Portal terminated its lease with the Trust on December 31, 1994 by agreement with the Trust and ceased retail operations in April 1995. See below for further discussion on each of these circumstances.

(5) McCrory Corporation is operating its J.J. Newberry Store at El Portal under protection of Chapter 11 of the U.S. Bankruptcy Code. As part of the Settlement Agreement between the Trustee in Bankruptcy and the Trust, McCrory modified its lease to provide, in effect, for a year-to-year lease with mutual termination rights. Effective rent and triple net recoveries were reduced under the terms of the Settlement Agreement.

(6) Long's Drug Store's lease at El Portal expired in February 1996 and Long's has vacated the center.

(7) Menlo Center was sold in February 1996. See below (under Property Sales) for further discussion.

     EL PORTAL SHOPPING CENTER. El Portal Shopping Center is a community shopping center located in the community of San Pablo, California. The center was acquired by the Trust in 1976, and repositioned and expanded in 1978 and 1986, respectively. The center has a total of 271,426 square feet of gross leasable area. From 1976 to 1995 El Portal was an important source of cash flow to the Trust.

    Today, El Portal is again in need of substantial redevelopment to meet the rapidly changing methods of retailing and changing consumer shopping patterns in the Center's trade area.

    During 1994, the structure of the Center's anchor tenancy underwent a series of material changes. In February 1994 the parent of Newberry, McCrory Corporation, operating under the protection of Chapter 11 of the United States Bankruptcy Code (filed February 26, 1992), modified its lease, effectively reducing the terms of the lease to a one year maturity with a series of one year extensions and reducing the annual rental income stream by $62,000 and converting the triple net lease terms into gross lease terms. At the same time, the Newberry Store changed its merchandising format from that of a conventional variety store to a "99 CENTS" discount close-out store.

    During 1994, the Safeway Store suffered a sharp decline in gross sales volume as a result of newly established competing supermarkets in the trade area. In October 1994, Safeway abruptly terminated its operations. While Safeway is still liable for rent under the terms of its lease, the lease provides no mechanism affording the landlord the right to require continuing business operations. Safeway threatens to sub-lease its store to a local supermarket user whose usage and market draw would be inferior to that of a conventional Safeway Store. This store closing has had a substantial negative impact on the retail sales traffic in the Center and on the ability of the Center's remaining tenants to maintain viable retail sales volumes. The Trust is presently negotiating with a possible satisfactory replacement tenant for the Safeway Store and has received strong interest from a leading national warehouse supermarket chain. However, it has no assurance that these negotiations will be successful.

    Also, late in 1994, Waban Inc, the parent of the HomeBase warehouse discount store chain, announced plans to close its stores in the Bay Area including its 100,000 square foot HomeBase store at El Portal. The Trust's lease with HomeBase contained sufficient provisions enabling the Trust to negotiate successfully for an economically acceptable lease termination. In exchange for a lease termination effective December 31, 1994 the Trust negotiated a $6,000,000 lease buy-out offer from HomeBase. The full amount of the buy-out was paid to the Trust on December 30, 1994. This sum was paid to the lender as required under the terms of the property financing. The HomeBase operations remained active at El Portal until April 8, 1995.

    The combined effect of these three developments has prompted Long's Drug, the Center's fourth anchor tenant, to close its store at the termination of its lease in February 1996.

    The result of these anchor lease events has been very serious. While the Center has successfully maintained acceptable overall occupancy levels in 1994 and 1995, it has been at the cost of reduced rental revenues and it is doubtful that many smaller retailers will be able to continue to sustain themselves as a result of the anchor store closures.

    The Trust is vigorously exploring redevelopment possibilities with potential replacement retailers and the City of San Pablo in its effort to salvage as much equity as possible for shareholders. It is too soon to predict how successful these efforts will be.

    At December 31, 1995, El Portal Shopping Center was 58% leased. The percentage of the center that is both leased and occupied at December 31, 1995 was 44%. Tenants leasing 10% or more of the rentable space as of December 31, 1995 are:

                                                  GROSS
                                                LEASABLE    PERCENT OF TOTAL
                                                AREA (SQ     GROSS LEASABLE       BASE
                   TENANT                          FT)            AREA         RENTAL/YEAR      END OF LEASE TERM
---------------------------------------------  -----------  -----------------  -----------  --------------------------
Safeway Stores                                     37,141              14%     $   179,000         August 1998
                                                                                             (6 options for 5 years)
Newberry                                           28,130              10%     $   125,000  January 2002 with right to
                                                                                               terminate by either
                                                                                            landlord or tenant at end
                                                                                              of each calendar year
                                                                                             prior to lease maturity.

    In 1995 the Trust discovered that there had been a toxic spill by a former dry cleaner tenant. This spill probably occurred prior to the Trust's acquisition of the Center. See above under Governmental Regulation -- Environmental Matters for a discussion of this spill.

    KING'S COURT SHOPPING CENTER. This neighborhood shopping center is located in the community of Los Gatos, California. The center is anchored by Lunardi's Supermarket, a local supermarket chain, and an array of retail and service tenants such as Hallmark Cards, Wells Fargo Bank and Bank of America. King's Court Shopping Center has 76,612 square feet of gross leasable space. The Trust presently owns a 40% interest in Kingsco, the general partnership which owns this shopping center. In addition, the Trust manages King's Court Shopping Center and has control over the shopping center's operations, including any leasing, renovation, sale and financing activities.

    Kingsco owns a leasehold estate as to the land and fee title as to the improvements (excluding a gas station). The ground lease has a 65-year term expiring in 2024, and requires minimum annual payments of $40,000 plus 12% of the property's gross rental revenue in excess of $333,333 per annum. The Trust is presently attempting to negotiate with the ground lessors to extend the ground lease. There can be no assurance that these negotiations will succeed on economically acceptable terms. The carrying cost of the center, which includes the other partners' interest in the property, was $6,208,000 after depreciation at December 31, 1995. The property is security for a first mortgage loan with an interest rate of prime +1.75%. At December 31, 1995 the rate was 10.25% and the outstanding balance was $1,343,000.

    At December 31, 1995, King's Court Shopping Center was 100% leased. Tenants occupying 10% or more of the rentable space as of December 31, 1995 are:

                                              GROSS
                                            LEASABLE    PERCENT OF TOTAL
                                            AREA (SQ     GROSS LEASABLE     BASE RENTAL/
                 TENANT                        FT)            AREA              YEAR            END OF LEASE TERM
-----------------------------------------  -----------  -----------------  --------------  ---------------------------
Lunardi's Supermarket                          22,000              29%     $   140,000(1)         November 2003
                                                                                             (1 option for 10 years)

------------------------
(1) Additional percentage rents paid by Lunardi's Supermarket were $140,000 in 1995, $99,000 in 1994, and $103,000 in 1993.

    The Trust has discovered toxic pollution of the ground water under King's Court Shopping Center. See above under Governmental Regulation -- Environmental Matters for discussion of this circumstance.

    MENLO CENTER. Menlo Center is a prime quality mixed-use retail and professional office redevelopment project located near Stanford University in downtown Menlo Park, California. Menlo Center was completed in December 1989 and contains 54,903 square feet of gross leasable space (including storage space and common areas). The complex comprises a retail plaza of 15,375 square feet, anchored by Kepler's Books and Magazines, which draws its patrons from throughout the mid-San Francisco Peninsula. The professional office space contains 38,591 square feet, and is anchored by Dean Witter Reynolds Inc. Menlo Management Company, the entity which currently provides management services to the Trust, has a lease for 3,193 square feet of office space at Menlo Center, and the Trust's executive office is located within such space.

    The Trust leases a 10,500 square foot portion of the land underlying Menlo Center. The ground lease has an effective term of 40 years, grants the Trust ten consecutive five-year renewal options and contains an option to purchase upon the death of the ground lessor.

    At December 31, 1995, Menlo Center was 100% leased. Tenants occupying 10% or more of the rentable space as of December 31, 1995 are:

                                                 GROSS
                                               LEASABLE    PERCENT OF TOTAL
                                               AREA (SQ     GROSS LEASABLE       BASE
                   TENANT                         FT)            AREA         RENTAL/YEAR       END OF LEASE TERM
--------------------------------------------  -----------  -----------------  -----------  ---------------------------
Kepler's Books and Magazines                      12,279              22%     $   382,000          August 1999
                                                                                            (2 options for 10 years)
Thomas Associates                                  8,759              16%     $   341,000          March 1996
                                                                                             (1 option for 5 years)
Dean Witter Reynolds, Inc.                         6,002              11%     $   144,000         October 1999
                                                                                             (2 options for 5 years)

    At December 31, 1995, the Trust's investment in Menlo Center was $17,376,000 before accumulated depreciation, and the total indebtedness on this property was $10,738,000. The Trust reduced the carrying value of Menlo Center to $15,000,000 after depreciation during 1994 in order to reflect its opinion of the then current market value. Menlo Center was sold on February 29, 1996.

    MONTEREY PLAZA SHOPPING CENTER. This community shopping center is located in San Jose, California. The Trust began the development of this shopping center in 1987, and completed development in 1990. The center has 233,000 square feet of retail space, of which the Trust owns 182,405 square feet, or all but the Lucky Store. In addition to the Lucky Stores anchor, other retailers include Walgreen, McDonald's, Lyon's Restaurant and Taco Bell.

    In November 1994, HomeBase ceased its operations at Monterey Plaza as part of its overall strategy to close certain stores in Northern California. HomeBase remains liable for payment of rent and related occupancy charges. HomeBase is delinquent in payment of its rents and charges since January 1, 1996 as a consequence of a dispute with the Trust over certain lease provisions. The Trust expects that this dispute will be resolved satisfactorily. HomeBase does not have the obligation to maintain continuous business operations. HomeBase and the Trust are actively seeking an acceptable replacement tenant or sublessee at this time, though there is no assurance that one will be found. The HomeBase lease is an obligation of Waban, Inc., a New York Stock Exchange company. It is also a guaranteed by T.J.X. Corporation, also a New York Stock Exchange company. This anchor store closure has had a negative impact on retail sales in the rest of the shopping center. Replacement of this anchor continues to be a major goal of the Trust. The building (101,500 sq ft) will require substantial capital investment in order to prepare it for occupancy by a replacement retail tenant.

    At December 31, 1995, Monterey Plaza Shopping Center was 95% leased. If the HomeBase vacancy is accounted for, the percentage of the Center both leased and occupied at December 31, 1995 was 39%. Tenants leasing 10% or more of the rentable space as of December 31, 1995 are:

                                              GROSS
                                            LEASABLE   PERCENT OF TOTAL
                                            AREA (SQ    GROSS LEASABLE    BASE RENTAL/
                  TENANT                       FT)           AREA             YEAR           END OF LEASE TERM
------------------------------------------  ---------  -----------------  -------------  --------------------------
HomeBase                                      101,500             55%     $   1,172,000        September 2010
                                                                                          (4 options for 5 years)

    At December  31, 1995,  the Trust's  investment in  Monterey Plaza  Shopping
Center   after  accumulated   depreciation  was   $25,673,000,  and   the  total
indebtedness on this property was $18,568,000.

VESTING OF TITLE TO PROPERTIES

    With the exceptions of the land under King's Court Shopping Center, a portion of the land under Menlo Center, and a parcel of land adjacent to El Portal Shopping Center fee title to all the properties is owned by the Trust. For King's Court Shopping Center, the Trust acquired a 40% controlling interest in the general partnership which owns a leasehold estate as to the land and fee title as to the improvements (excluding a gas station). The ground lease has a 65-year term expiring in 2024. In Menlo Park, the Trust leases a 10,500 square feet portion of the land underlying the Menlo Center project. The ground lease has an effective term of 40 years, grants the Trust 10 consecutive 5-year renewal options, and contains an option to purchase upon death of the ground lessor. At El Portal the Trust leases a 2.513-acre parcel of land adjacent to the El Portal Shopping Center and fronting onto San Pablo Avenue. The ground lease has an effective term of fifty years and contains an option to purchase upon the death of one of the ground lessors.

PROPERTY CONDITION

    All of the buildings are suitable and adequate for the purposes for which they were designed, are being used for those purposes, where leased and occupied, and are in a good state of repair. However, due to changes in retail industry practice, the Trust believes that several of its buildings at El Portal may be either functionally obsolete or require substantial physical upgrading in order to be capable of re-letting on economic terms in today's retailing environment. Moreover, in recent years it has become increasingly evident that tenant improvements for new and replacement tenants have escalated in cost significantly in excess of the rate of inflation and have tended to increase capitalization in Trust properties to a material extent. This trend is partially a consequence of the growing competitiveness of the rental marketplace in which the Trust's properties operate. This is evident at Monterey Plaza Shopping Center where the building formerly occupied by HomeBase will require substantial physical renovation and upgrading in order to prepare it for occupancy by a replacement retail tenant.

PROPERTY SALES

    The Trust sold the Lakeshore Plaza Shopping Center on March 13, 1995 for a sales price of $31,292,000. The proceeds of this sale after provision for assumption of the existing First Deed of Trust financing, repayment of junior financing, closing costs, escrow holdbacks for supplemental property taxes, vacant spaces and pending tenant improvement allowances, legal fees, transfer taxes and miscellaneous selling expenses, were all used to pay down other short-term Trust debt, including debenture indebtedness maturing in July 1995.

    On February 29, 1996, the Trust sold Menlo Center for a sales price of $16,200,000. The existing financing was assumed by the buyer. After provision for closing costs, transfer fees and real estate commissions, the proceeds of this sale were all used to pay down other short-term Trust indebtedness and to provide working capital for the Trust. The Trust remains liable to the buyer for an annual net income subsidy for the remaining term of the First Deed of Trust financing which matures in 2000.

PRINCIPAL TENANTS

    HomeBase, Inc. ("HomeBase") is the Trust's largest tenant. HomeBase, a discount home improvement and hardware chain, is a subsidiary of Waban, Inc. ("Waban") which is traded on the New York Stock Exchange and, as of December 31, 1995, has credit ratings of BA3 and BB- as determined by Moody's and Standard and Poor's respectively. In November 1993, Waban announced plans to close or relocate approximately 24 of a total of 90 HomeBase Stores in locations where it perceived limited potential to achieve its corporate objectives. In the fall of 1994, HomeBase notified the Trust that it intended to shut down its operations at both El Portal Shopping Center and Monterey Plaza Shopping Center in pursuit of this policy. At that time, HomeBase's leases accounted for 29% of the Trust's gross leasable area and 17% of base rent revenues. The Monterey Plaza lease is guaranteed by T.J.X. Corporation and Waban, Inc., both of which are listed on the New York Stock Exchange.

    Because of the terms of the HomeBase lease at El Portal, the Trust successfully negotiated an adequate financial compensation for HomeBase's closure of operations. On December 30, 1994, HomeBase paid a lease termination fee of $6,000,000 to the Trust. In exchange, HomeBase was granted the ability to terminate its lease effective December 31, 1994 with the obligation to surrender the premises to the Trust by April 1995. Under the terms of the First Deed of Trust to First Nationwide Life Insurance Company securing the loan on El Portal, the full proceeds of this lease buy out were applied towards principal reduction and prepayment penalty applicable to this loan. HomeBase closed its store on April 8, 1995.

    HomeBase closed its store at Monterey Plaza in November 1994. The HomeBase lease contains no continuous business operations provision; the lease only requires HomeBase to continue to pay rents and other occupancy charges as they become due. HomeBase is delinquent in payment of its rents and charges since January 1, 1996 as a consequence of a dispute with the Trust over certain lease provisions. The Trust expects that this dispute will be resolved satisfactorily. The closure has had a negative impact on the volume of retail sales business transacted at the Center. HomeBase and the Trust are cooperating to locate a suitable replacement anchor retailer for the 101,500 square foot premises. Replacing this anchor is a major goal for the Trust.

    Safeway, Inc. ("Safeway") is the Trust's second largest tenant, in terms of gross leasable area. Safeway is a major operator of retail supermarkets in the United States and Canada. Safeway is listed on the New York Stock Exchange and, as of December 31, 1995, has credit ratings of BA1/BA2 and BBB- from Moody's and Standard and Poor's respectively. Safeway comprises 6% of the Trust's gross leasable area and 3% of its base rental revenue at December 31, 1995. As indicated above, Safeway closed operations at the El Portal store in October 1994. At the present time, Safeway remains liable for rent and occupancy costs during the remaining term of its lease and is current with all lease payments.

    Other  significant  tenants  at  the  Trust's  properties  include   McCrory
Corporation (Newberry), Walgreen and Lunardi's Supermarkets, which lease properties representing approximately 11% of the Trust's gross leasable area and 7% of its base rental revenues. McCrory Corporation is operating under the jurisdiction of the Bankruptcy Court, having filed for relief under Chapter 11 of the Bankruptcy Code in 1992.

    Information with respect to the Trust's five largest tenants as of December 31, 1995 is set forth in the following table:

                                                               GROSS
                                                             LEASABLE                     ANNUALIZED
                                                               AREA      PERCENTAGE OF    BASE RENTAL    PERCENTAGE OF
TENANT                                    NUMBER OF LEASES    (SQ FT)        TOTAL          INCOME           TOTAL
----------------------------------------  -----------------  ---------  ---------------  -------------  ---------------
HomeBase................................              1        101,500            17%    $   1,172,000            18%
Safeway.................................              1         37,141             6%          179,000             3%
McCrory Corporation (Newberry)..........              1         28,130             5%          125,000             2%
Lunardi's Supermarket...................              1         23,960             4%          140,000             2%
Walgreen................................              1         14,000             2%          191,000             3%

OCCUPANCY RATES FOR PAST FIVE YEARS

    The following table shows year-end occupancy rates for rentable space both leased and occupied, expressed as a percentage of total rentable square footage for each of the Trust's properties for the past five fiscal years:

PROPERTY                                                                 1991       1992       1993       1994       1995
---------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
El Portal Shopping Center (1)........................................         98%        98%        97%        56%        44%
King's Court Shopping Center.........................................        100%       100%       100%        98%       100%
Menlo Center.........................................................        100%       100%       100%        97%       100%
Monterey Plaza Shopping Center (1)...................................         93%        91%        98%        43%        39%

------------------------
(1) The Safeway Store at El Portal Shopping Center and the HomeBase store at Monterey Plaza Shopping Center are leased but not currently occupied. Long's Drug has vacated its premises at El Portal upon the expiration of its lease in February 1996. This has had the impact of reducing the occupancy rate to 36%. See Description of Trust's Properties and Principal Tenants.

AVERAGE EFFECTIVE ANNUAL BASE RENT PER SQUARE FOOT FOR PAST FIVE YEARS

    The following table shows average effective annual rent per square foot for each of the Trust's properties for the past five years:

PROPERTY                                                1991       1992       1993       1994       1995
----------------------------------------------------  ---------  ---------  ---------  ---------  ---------
El Portal Shopping Center...........................  $    6.57  $    7.63  $    7.39  $    6.08  $    3.45
King's Court Shopping Center........................      13.69      14.79      14.85      16.24      16.55
Menlo Center........................................      29.55      29.80      29.45      30.73      31.58
Monterey Plaza Shopping Center......................      12.72      13.73      14.14      14.03      14.58

LEASE EXPIRATIONS

    The following table shows lease expirations for the next ten years for existing tenants at the Trust's properties as of December 31, 1995, assuming that none of the tenants exercise renewal options:

                                                                             AVERAGE ANNUAL
                                                               ANNUALIZED     MINIMUM RENT     PERCENT OF
                                                APPROXIMATE   MINIMUM RENT     PER SQUARE     TOTAL LEASED
                                                 LEASE AREA       UNDER        FOOT UNDER    SQUARE FOOTAGE
                                  NUMBER OF      IN SQUARE      EXPIRING        EXPIRING     REPRESENTED BY
LEASE EXPIRATION YEAR          LEASES EXPIRING      FEET         LEASES          LEASES      EXPIRING LEASES
-----------------------------  ---------------  ------------  -------------  --------------  ---------------
1996.........................            32          97,947   $   1,126,643    $    11.50           21.20%
1997.........................            14          37,510         680,947         18.15            8.12%
1998.........................            12          54,204         624,980         11.53           11.74%
1999.........................            11          34,484         988,417         28.66            7.47%
2000.........................             8          19,488         519,179         26.64            4.22%
2001.........................             6          18,642         486,518         26.10            4.04%
2002.........................             1          28,130         125,000          4.44            6.09%
2003.........................             4          31,242         408,938         13.09            6.76%
2004.........................             2           4,887         113,603         23.25            1.06%
2005.........................             1           1,388          29,148         21.00            0.30%
AFTER 2005...................             7         133,977       1,729,933         12.91           29.00%
                                         --
                                                ------------  -------------       -------         -------
  TOTAL                                  98         461,899       6,833,306         14.79          100.00%
                                         --
                                         --
                                                ------------  -------------       -------         -------
                                                ------------  -------------       -------         -------

LEASES

    The majority of the anchor leases on the Trust's retail properties provide for initial lease terms of between ten and twenty years, and the leases on the Trust's smaller shop spaces typically provide for lease terms of between three and five years. The Trust typically seeks to structure the leases on its properties as "triple net" leases that impose on the tenant pro rata obligations for real property taxes and assessments, repairs and maintenance of common areas and insurance. Through the use of triple net leases, the Trust seeks to reduce its exposure to escalating operational costs and risks and the demands upon managerial time typically associated with investments in real estate. In this way, triple net leases provide opportunities for income growth from contractual rent increases without corresponding increases in operational costs. However, the Trust has agreed in certain instances to retain or limit the responsibility for some obligations that would otherwise be the responsibility of the tenant under a triple net lease. Tenants occupying the professional office space in Menlo Center are on gross leases, as is customary in professional office lease practice. Gross leases do not require tenants to bear their share of property taxes or costs of insurance and maintenance of common areas. At El Portal Shopping Center, several retail tenants are not responsible for full payment of property taxes, insurance or common area maintenance expenses. At Kings Court Shopping Center, one tenant is not responsible for its property taxes, insurance and common area maintenance expenses. Triple net expenses for vacant space are not recoverable and are thus net property expense to the Trust.

OUTSTANDING INDEBTEDNESS

    As of December 31, 1995, the combined total indebtedness of the Trust was approximately $48,008,000, consisting entirely of fixed rate debt except for $1,343,000 of floating rate debt. Aggregate indebtedness included $36,818,000 in long-term mortgage loans with maturity dates ranging from 1999 to 2000, $11,190,000 in short-term notes payable with maturity dates ranging from 1996 to 1997. The following table sets forth certain information with respect to the Trust's mortgage loans:

                                                                         ANNUAL
  PROPERTY OR INTERESTS      MATURITY     PRINCIPAL       SCHEDULED     INTEREST     ANNUAL DEBT   BALANCE DUE AT
  PLEDGED AS COLLATERALT       DATE        BALANCE      AMORTIZATION      RATE         SERVICE      MATURITY (1)
--------------------------  ----------  --------------  -------------  -----------  -------------  --------------
El Portal.................    07/01/00  $    4,538,000  $     783,000       9.625%  $     583,000  $    3,755,000
King's Court..............    06/01/99       1,343,000        123,000       10.25%(3)       168,000      1,220,000
Menlo Center..............    02/07/00      10,738,000        437,000       9.470%      1,107,000      10,301,000
Monterey Plaza............    02/07/00      18,568,000        725,000       9.720%      1,954,000      17,843,000
Mt. Shasta (2)............    01/02/99       1,631,000        293,000       9.375%        238,000       1,338,000
                            ----------  --------------  -------------       -----   -------------  --------------
TOTAL.....................              $   36,818,000  $   2,361,000               $   4,050,000  $   34,457,000
                                        --------------  -------------               -------------  --------------
                                        --------------  -------------               -------------  --------------

------------------------
(1) Assumes no prepayments of principal prior to due dates thereof. The Trust's primary mortgage loan with respect to El Portal Shopping Center does not permit prepayment until after July 1995, and thereafter permits prepayment with a penalty. Mortgage loans with respect to Menlo Center and Monterey Plaza Shopping Center permit prepayment, but with substantial prepayment penalties.

(2) This property is no longer owned by the Trust, but the Trust remains the primary obligor on the underlying mortgage. See "Mortgage Notes Relating to Property Sales" below.

(3) This mortgage loan bears interest at prime +1.75%.

    The following table shows the scheduled maturity of the Trust's long-term mortgage loans over the next five years:

                                                                             PRINCIPAL      PERCENTAGE
                                                                               AMOUNT        OF TOTAL
YEAR                                                                          MATURING     INDEBTEDNESS
-------------------------------------------------------------------------  --------------  ------------
1996.....................................................................         528,000         1.43%
1997.....................................................................         577,000         1.57%
1998.....................................................................         631,000         1.71%
1999.....................................................................       3,111,000         8.45%
2000.....................................................................      31,971,000        86.84%
                                                                           --------------  ------------
Total, December 31, 1995.................................................  $   36,818,000       100.00%
                                                                           --------------  ------------
                                                                           --------------  ------------

    As discussed above, the Trust is currently reviewing the feasibility of redeveloping El Portal Shopping Center. In addition, routine ongoing requirements of building upkeep and tenant replacements will necessitate capital expenditures during the future. The precise extent of such expenditures cannot yet be determined.

MORTGAGE NOTES RELATING TO PROPERTY SALES

    As part of its strategy to focus on metropolitan "in-fill" locations as opposed to more rural locations, the Trust sold two properties, one each in 1988 and 1990. In connection with such sales, the Trust accepted seller financing:

        (i) WESTWOOD VILLAGE SHOPPING CENTER. In December 1988, the Trust sold the Westwood Village Shopping Center for $6,475,000, payable in cash of $1,100,000 and a $5,375,000 seller-carryback note receivable due in seven years with interest only payments at a rate of 9%. In March 1990, the purchaser obtained a $4,100,000 loan secured by a first mortgage on this shopping center to pay down the Trust's note. The remaining amount owed to the Trust is subordinate to this new loan. The principal balance owed to the Trust on December 31, 1995 was $1,120,000 and payments are current. This loan was to mature in December 1995. The borrower requested an extension of the maturity date to December 1996 and the Trust granted this request. The shopping center income is sufficient to cover the payments on this note. However, there is considerable vacancy at Westwood Village due to overbuilding of retail facilities in the Redding area. This has put downward pressure on rents and property values. The Trust feels that this note will ultimately be collectible.

        (ii) MT. SHASTA SHOPPING CENTER. In August 1990, the Trust sold the Mt. Shasta Shopping Center for $5,100,000, payable in cash of $900,000 and a $4,200,000 all-inclusive promissory note and second deed of trust due January 1, 1999 (the "Mt. Shasta Note"). The Mt. Shasta Note bears interest 9.25%. Because the interest rate was less than the market rate during the initial period, the Mt. Shasta Note was discounted by $303,000 which is being recognized as additional interest income over the term of the Mt. Shasta Note. The Mt. Shasta Note requires interest only payments until it matures on January 1, 1999. The Trust continues to be the primary obligor on the underlying first mortgage note, the principal balance of which at December 31, 1995 was $1,631,000. Payments on the Mt. Shasta note are current. The current owner of Mt. Shasta Shopping Center expects to refinance the property and thereby repay the Trust's remaining loan balance. There is no assurance, however, that this refinance can be accomplished.

OTHER DEVELOPMENTS

    On December 10, 1993, the Trust entered into a purchase and sale agreement (the "Plaza 580 Agreement") with Plaza 580 Ltd., pursuant to which the Trust obtained an option to purchase a shopping center located in Livermore, California. On March 10, 1994, the Trust entered into three additional purchase option agreements: (i) with DSL/Elk Grove, a California joint venture, with respect to a shopping center located in Elk Grove, California (the "Elk Grove Agreement"); (ii) with R/ P Manteca Limited Partnership, a California limited partnership, with respect to Mission Ridge Shopping Center located in Manteca, California (the "Manteca Agreement"); and (iii) with DSL/Fair Oaks, a California joint venture, with respect to Northridge Center located in Fair Oaks, California (the "Northridge Agreement").

    Pursuant to an agreement dated May 9, 1994 (the "Plaza 580 Assignment Agreement"), the Trust assigned its rights under the Plaza 580 Agreement to Western Investment Real Estate Trust ("WIRET"), a California real estate investment trust, for the sum of $556,519, adjusted for certain closing costs and prorations. On May 27, 1994, WIRET closed its acquisition of the Trust's rights under the Plaza 580 Agreement and acquired the underlying property. Pursuant to the Plaza 580 Assignment Agreement, the Trust guaranteed the payment of certain rental rates with respect to two empty shop spaces located at Plaza 580 for a period of 24 months. The Trust also agreed to repay a portion of the purchase price with respect to any of such empty spaces that remain unleased at the end of the 24-month period. This space has since been leased.

    Pursuant to an agreement dated May 11, 1994 (the "Second Assignment Agreement"), the Trust assigned its rights as purchaser under each of the Elk Grove Agreement, the Manteca Agreement and the Northridge Agreement to WIRET for $1,804,211, as adjusted for certain closing costs and prorations. On June 7, 1994, the transactions contemplated by the Second Assignment Agreement were consummated. Pursuant to the Second Assignment Agreement, the Trust guaranteed the payment of rent for 24 months for certain empty space at the Elk Grove and Northridge centers, and agreed to repay to WIRET, at the end of 24 months, a portion of the purchase price applicable to such empty space which remains unleased (or leased to tenants that do not meet certain guidelines) as of such 24-month period. At December 31, 1995 these spaces have all been leased. The Trust also agreed to pay pro forma rents for certain space at Northridge which space is subject to leases that expire within the first year after closing.

    During 1994, the Trust recorded a net gain of $994,000 and rent guarantee reserve accrual of $390,000, as the result of Plaza 580 Assignment Agreement and the Second Assignment Agreement. In 1995, the Trust increased the reserve by an additional $213,000, accordingly the remaining deferred gain of $203,000 is reflected in accounts payable and other liabilities.

    In connection with the above transactions, on June 7, 1994, (i) Scotts Valley Plaza, a California limited partnership ("Scotts"), granted to the Trust a one-year option to acquire the shopping center commonly known as Scotts Village Plaza and (ii) Scotts Village Phase II, a California limited partnership ("Scotts II"), granted a one-year option to the Trust to purchase Scotts Valley Square, both of which are located in Scotts Valley, California. Concurrently with the grant of these options and in connection with the transactions contemplated by the Second Assignment Agreement, the Trust made a loan to Malcolm R. Riley, one of the principals in Scotts and Scotts II, in the amount of $750,000. The loan bears interest at 9% per annum, payable monthly, and the principal is due and payable in 6 years. Simultaneously, the Trust made a loan to Russell R. Pratt, another of the principals in Scotts and Scotts II, in the amount of $500,000. That loan bears interest at 8% per annum, payable monthly, and the principal is due and payable in 6 years. Each of these loans is secured by the borrower's respective partnership interests in Scotts and Scotts II. The Trust also made a loan in the amount of $75,000 to Scotts, which bears interest at 8.6% per annum (payable monthly), is due in 6 years and is secured by a second deed of trust on Scotts Village Plaza. Payment on these notes are current.

ITEM 3.  LEGAL PROCEEDINGS

    The Trust is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Trust or its properties, other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by the Trust's liability insurance and all of which collectively is not expected to have a material adverse effect on the business or financial condition of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S TRUST SHARES AND RELATED SHAREHOLDER MATTERS

MARKET VALUE OF TRUST SHARES

    There is no established public trading market for Trust Shares. Historically, the Trust maintained consecutive offerings of new Trust Shares to existing shareholders and to the investing public at prices representing the then current estimated market value for the Trust Shares. The Trust's policy has been to review the prices at which Trust Shares were offered at least annually, and at such other times as the Trustees believed the estimated value of the Trust's assets had changed to a degree sufficient to alter the prices of Trust Shares. In the past, Trust Shares have been offered solely to California residents pursuant to an exemption from the registration requirements of the federal securities laws, and have been qualified with the State of California for issuance pursuant to offering circulars prepared by the Trust. The Trust's most recent offering circular expired on December 15, 1992, and no new Trust Shares have been sold since such date.

    The Trust also historically maintained a dividend reinvestment program through which existing shareholders were able to purchase Trust Shares at a discount from the then current offering price in lieu of receiving dividends in cash. The dividend reinvestment program has been suspended since the expiration of the Trust's last offering circular in December 1992.

    From time to time, to provide existing shareholders with a means of trading Trust Shares, Pacific Real Estate Securities Co., Inc. ("Presco") has acted as a crossing agent on behalf of the Trust so that persons interested in acquiring Trust Shares could purchase Trust Shares from persons interested in selling Trust Shares. Because there is no current offering circular in place, Presco is not presently effecting crossing transfers of Trust Shares, ceased operation as an N.A.S.D. broker/dealer in November 1995, and has subsequently been wound up in 1996. Shareholders wishing to liquidate their interests in the Trust must locate buyers for their Trust Shares independently. As of December 31, 1995, there were 145,000 Trust Shares available for sale by existing shareholders. At this time, the Trust cannot predict when or at what price these Trust Shares will be liquidated.

    As of December 31, 1995, there were 3,706,845 Trust Shares issued and outstanding which were held of record by approximately 3,500 shareholders.

DISTRIBUTION POLICY

    The following table sets forth on a quarterly basis historical distributions made by the Trust during its last three fiscal years. Distributions are based on operating results for the quarter prior to the quarter in which they are declared. Historical distributions are not intended to be indicative of future distributions.

                                                                     DISTRIBUTIONS
                                                                    PER TRUST SHARE
                                                                    ----------------
1993:
  First quarter (until suspension of dividends)...................           .155
  Second quarter..................................................          0.000
  Third quarter...................................................          0.000
  Fourth quarter (special distribution)...........................          0.050
                                                                          -------
    Total.........................................................     $    0.205
                                                                          -------
                                                                          -------
1994:
  First quarter...................................................     $    0.000
  Second quarter..................................................          0.000
  Third quarter...................................................          0.000
  Fourth quarter..................................................          0.000
    Total.........................................................     $    0.000
                                                                          -------
                                                                          -------
1995:
  First quarter...................................................     $    0.000
  Second quarter..................................................          0.000
  Third quarter...................................................          0.000
  Fourth quarter..................................................          0.000
                                                                          -------
    Total.........................................................     $    0.000
                                                                          -------
                                                                          -------

    Historically, the Trust's policy has been to pay dividends to its shareholders in an amount approximating 100% of its cash flows from operations (i.e., net operating income plus depreciation and amortization). From its inception in 1963, the Trust made 155 consecutive bi-monthly or quarterly regular distributions. With respect to distributions paid in 1991, 1992 and the first quarter of 1993, 100% of the amount paid was sheltered from current taxable liability as a result of book depreciation expense. On February 25, 1993, the payment of dividends was suspended in order to conserve the Trust's cash flow, to provide for its capital improvements program, to maintain the quality of the Trust's properties and to protect the Trust's credit, since the Trustees concluded that the Trust could no longer rely on its traditional sources of liquidity (i.e., secured bank financing and "intrastate" equity offerings). The Trust is applying the funds that would otherwise have been distributed to its shareholders (i) to fund capital expenditures necessary to maintain its properties, (ii) to make requisite principal payments on its mortgage indebtedness and (iii) to facilitate tenant improvements required upon developing and reletting of the Trust's properties. Because the Trust did not have taxable income for 1995, the suspension of dividends is not expected to affect the Trust's qualification as a REIT.

    In December 1993, the Trust declared a special distribution of $0.05 per Trust share, payable on or prior to December 31, 1993 to all Trust shareholders of record on November 30, 1993. The timing of resumption of regular dividend payments is not known at this time.

ITEM 6.  SELECTED FINANCIAL DATA

    The following represents selected financial data for the Trust for the five years ended December 31, 1995. Acquisitions and dispositions which occurred during the periods presented below materially affect the comparability of the data. The data should be read in conjunction with the consolidated financial statements included elsewhere herein.

FOR THE YEAR ENDED DECEMBER 31:                 1995         1994          1993           1992          1991
-------------------------------------------  -----------  -----------  -------------  -------------  -----------
Operating Data:
Rental revenues............................  $ 9,183,000  $12,417,000  $   9,725,000  $   8,683,000  $ 6,972,000
                                             -----------  -----------  -------------  -------------  -----------
                                             -----------  -----------  -------------  -------------  -----------
Operating income...........................  $ 2,031,000  $ 4,130,000  $   2,730,000  $   2,919,000  $ 1,975,000
Property acquisition expenses,
 reincorporation expenses and expenses of
 prospective offering......................     (214,000)  (1,159,000)    (1,833,000)       (80,000)
Interest income/(expense) net..............   (4,727,000)  (7,468,000)    (4,588,000)    (3,450,000)  (2,125,000)
Loss on impairment of property value.......                (8,000,000)
Gain on lease termination..................                 3,577,000
Gain (loss) on property sales..............     (213,000)     994,000                                   (100,000)
                                             -----------  -----------  -------------  -------------  -----------
Loss before minority interest in joint
 venture...................................   (3,123,000)  (7,926,000)    (3,691,000)      (611,000)    (250,000)
Less minority interest in joint venture's
 operations................................     (325,000)    (328,000)      (238,000)      (255,000)    (214,000)
                                             -----------  -----------  -------------  -------------  -----------
Net loss...................................  $(3,448,000) $(8,254,000) $  (3,929,000) $    (866,000) $  (464,000)
                                             -----------  -----------  -------------  -------------  -----------
                                             -----------  -----------  -------------  -------------  -----------
Net loss per share of beneficial
 interest..................................  $    (0.930) $    (2.227) $      (1.060) $      (0.230) $    (0.130)
Cash dividends per share of beneficial
 interest..................................  $     0.000  $     0.000  $       0.205  $       0.620  $     0.887


AS OF DECEMBER 31:
-------------------------------------------
Balance Sheet Data:
Total assets...............................  $62,875,000  $95,287,000  $ 112,697,000  $ 110,269,000  $86,009,000
Mortgages and other loans payable..........  $48,008,000  $75,770,000  $  84,887,000  $  78,643,000  $50,972,000
Weighted average number of shares
 outstanding...............................    3,706,845    3,706,845      3,707,072      3,706,308    3,684,899

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

    COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

    During 1995 the Trust continued its efforts to recapitalize through a variety of ways, including joint venture or merger with a compatible real estate partner. The chief impediment has been rising yield expectations of potential institutional investor partners. In addition, the process has been hindered by the problems at El Portal Shopping Center and the unresolved HomeBase vacancy at Monterey Plaza, as well as the toxic pollution at King's Court Shopping Center. In order to meet its debt obligations and improve its earnings from operations, the Trust sold its Lakeshore Plaza Shopping Center in March 1995, Menlo Center in February 1996, and is considering the sale of further assets in 1996 in order to achieve these goals.

    Net loss for the year ended December 31, 1995 was $3,448,000 as compared to a net loss of $8,254,000 for the year ended December 31, 1994, a decrease in the loss of $4,806,000.

    Rental revenues decreased from $12,417,000 to 9,183,000, a decrease of $3,234,000, or 26%, as a result of the sale of Lakeshore Plaza Shopping Center and the declining revenues at El Portal Shopping Center as a result of the HomeBase lease termination in 1994.

    Operating expenses decreased from $2,162,000 in 1994 to $2,145,000 in 1995, a decrease of $17,000, or 1% due to additional expense of El Portal ground lease and offset by a decrease in Lakeshore Plaza expense due to the sale of the Center.

    Property taxes increased from $953,000 in 1994 to $1,194,000 in 1995, an increase of $241,000, or 25% due to supplemental bills at Monterey Plaza Shopping Center. Property management fees decreased from $456,000 in 1994 to $318,000 in 1995, a decrease of $138,000, or 30%. Depreciation and amortization decreased from $3,862,000 in 1994 to $2,886,000 in 1995, a decrease of $976,000 or 25%. Each of these decreases resulted from the sale of Lakeshore Plaza Shopping Center with the exception of property taxes.

    General and administrative expenses decreased from $854,000 in 1994 to $609,000 in 1995, a decrease of $245,000 due to cost saving measures.

    Interest income decreased by $396,000, or 38%, from $1,033,000 to $637,000, as a result of the early repayment of two mortgage notes receivable during 1994.

    Interest expense decreased by $3,137,000, or 37%, from $8,501,000 to $5,364,000, due to a pay-down on the El Portal mortgage, a prepayment penalty in 1994 made in conjunction with the sale of Lakeshore Plaza Shopping Center and the pay-down of short-term debt.

    In connection with a prospective offering of debt or equity securities, potential merger or joint venture activities, the potential acquisition of additional properties, and the proposed reincorporation as a Maryland Corporation, the Trust incurred expenses of $214,000 in 1995 as compared to $1,159,000 in 1994. These expenses were offset in part by a profit of $994,000 on the sale of property options accrued during this effort.

    The aggregate lease-up rate for three of the Trust's four properties was approximately 97% at December 31, 1995 and December 31, 1994. At one property (El Portal) as a result of the termination of the HomeBase lease in 1994, the lease rate declined to 58%. At another property (Monterey Plaza) where the HomeBase lease remains in effect and the lease-up rate was 95%, the actual occupancy rate declined to 39%. Both of these declines relate primarily to vacancy arising from anchor tenant lease terminations or cessation of operations. The aggregate occupancy rate for the Trust's overall portfolio at December 31, 1995 was 55%.

    COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

    During 1994 the Trust endeavored to recapitalize and to reduce its ratio of debt to equity. It sought to achieve this through a variety of ways including a public equity offering, private offerings of debt and/or equity and joint venture or merger with a compatible real estate enterprise. The Trust was advised throughout this process by its investment bankers. Due to market factors chiefly affecting yield and interest rates these goals could not be achieved and in the interests of preserving shareholder value the Trust decided to sell the Lakeshore Plaza to a pension fund. The sale was completed on March 13, 1995.

    In the course of generating proposals that culminated in the sale of Lakeshore Plaza the Trust's property portfolio was formally exposed to the investment market. This exposure elicited several offers which were predicated on estimates of value for all the Trust's properties with the exception of the El Portal Shopping Center. El Portal was not a candidate for evaluation in this manner because of the losses in its tenant structure and its redevelopment needs. As a result of these estimates of value generated in competitive formal bids and subsequent informal negotiations, the Trustees were able to assess the probable current market value of most of its property portfolio. This had not previously been possible due to the dearth of comparable property transactions in the Bay Area since the decline of the real estate markets during the recent recession.

    The estimated current market value information gathering in the process described above led the Trustees to the decision to adjust the Trust's book values to more closely reflect these current market values. The aggregate of these write-downs at December 31, 1994 was $8,000,000. The details of the amount of each adjustment are contained in the notes to the Trust's consolidated financial statements.

    Net loss for the year ended December 31, 1994 was $8,254,000 as compared to a net loss of $3,929,000 for the year ended December 31, 1993, an increase in the loss of $4,325,000. This increase was caused by an increase in interest expense of $2,663,000 and a loss on impairment of property value of $8,000,000 offset by the early termination of a lease which resulted in a net gain of $3,578,000 after giving effect to writing off the remaining book value of the building and associated tenant improvements leased by the former tenant, the sale of options on four shopping center properties which resulted in a net gain of $994,000, a one time loan commitment fee expensed in 1993 which did not recur in 1994 and $1,400,000 increase in operating income.

    Rental revenues increased from $9,725,000 to $12,417,000, an increase of $2,692,000, or 28%, primarily as a result of income generated from a newly developed property, Lakeshore Plaza Shopping Center, which was fully operational beginning in October 1993.

    Operating expenses decreased from $2,254,000 in 1993 to $2,162,000 in 1994, a decrease of $92,000, or 4% due to reduced bad debt expense offset by increased operating expenses at Lakeshore Plaza Shopping Center.

    Property taxes increased from $874,000 in 1993 to $953,000 in 1994, an increase of $79,000, or 9%. Property management fees increased from $320,000 in 1993 to $456,000 in 1994, an increase of $136,000, or 43%. Depreciation and amortization increased from $3,052,000 in 1993 to $3,862,000 in 1994, an increase of $810,000 or 27%. Each of these increases resulted from Lakeshore Plaza Shopping Center becoming fully operational beginning in October 1993.

    General and administrative expenses increased from $495,000 in 1993 to $854,000 in 1994, an increase of $359,000 due to increased administrative expenses connected with the proposed reorganization.

    Interest income decreased by $133,000, or 11% from $1,166,000 to $1,033,000, as a result of the early repayment of two mortgage notes receivable originally scheduled to be repaid in future years.

    Interest expense increased by $2,935,000, or 53%, from $5,567,000 to $8,501,000, due to the assumption of new debt for Lakeshore Plaza Shopping Center, and the cessation of capitalized interest on this project as well as a prepayment penalty of $271,000 in connection with early repayment of a portion of the outstanding debt on El Portal Shopping Center.

    In connection with a prospective offering of debt or equity securities and the potential acquisition of additional properties, the Trust proposed reincorporation as a Maryland corporation and incurred $1,159,000 in 1994 as compared to $989,000 in 1993.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow used by operating activities was $1,759,000 in 1995, compared to cash flow provided by operating activities of $3,930,000 in 1994 and $33,000 used in 1993. The decrease in 1995 was primarily due to a one-time lease termination fee received in 1994 at one property. Additionally, cash flow from rental operations has declined in 1995.

    Cash flow provided by investing activities was $29,623,000 in 1995, as compared to cash flow provided by investing activities in 1994 of $5,513,000 and $4,767,000 used in 1993. The increase in 1995 was due to proceeds received from the sale of Lakeshore Plaza Shopping Center. The increase in cash provided in 1994 was due to the early pay off of two notes receivable in 1994 and the decrease in 1993 was due to a property under construction in 1992 being substantially completed by early 1993.

    Cash flow used by financing activities was $28,122,000 in 1995 as compared to $9,633,000 used in 1994 and $4,824,000 provided in 1993. The increase in 1995 is due to repayment of a mortgage note and the repayment of an unsecured note payable and short-term notes payable due to the sale of Lakeshore Plaza Shopping Center. The decrease in 1994 is primarily due to the early pay off of three mortgage notes payable paid early as a result of refinance by owner of a property formerly owned by the Trust, and also due to a mortgage loan pay-down due to HomeBase lease buy-out at El Portal Shopping Center. The increase in 1993 is primarily due to an increase in proceeds from short-term notes.

    The Trust's financial structure at December 31, 1995 shows debt financing, including short-term and unsecured notes, representing approximately 68% of the book value of the Trust's properties, before depreciation. The decrease in leverage from the level of 75% in 1994 is primarily due to the Trust's use of the proceeds from the sale of Lakeshore Plaza Shopping Center to pay off the Lakeshore Plaza mortgage note, $8,045,000 of unsecured notes, and short term notes.

    The Trust has a number of short-term notes due in 1996 and 1997. Menlo Management Company is the general partner of the partnership lenders which hold these short-term mortgage notes. The aggregate balance owed on these notes is $11,190,000 at December 31, 1995. The Trust has one $500,000 note due in May 1996. This note was paid off in March 1996.

    Sources of liquidity for the Trust include five mortgage loans receivable, totaling approximately $6,565,000 at December 31, 1995. Two of these loans result from the sale of properties prior to 1991. Payments on these notes are due as follows: $1,120,000 in 1996 and $4,200,000 in January 1999. The balance of $1,325,000 of these notes matures in 2000.

    The Trustees believe that the Trust has sufficient working capital and sources of liquidity to meet its current needs. The Trustees have considered the long-term liquidity needs of the Trust and have evaluated the following means of raising additional capital: (i) a merger or joint venture with a suitable existing REIT or real estate company, (ii) a public or private equity offering,
(iii) or restructuring or sale of all or part of the Trust's portfolio.

    The Trustees will consider the sale of one or more of the Trust's properties if an acceptable price and terms could be obtained. However, certain of the Trust's mortgage loans provide for substantial prepayment penalties. Also, in order for a purchaser to assume this debt, the applicable lender's consent would be required. The Trust has engaged in formal negotiations during 1994 and in 1995 regarding restructuring the Trust and the sale of certain Trust properties. The Trust is presently engaged in active discussions for the restructuring of the Trust through a joint venture or private equity offering. However, the discussions presently under way are not sufficiently advanced to generate any firm offer. The Trust expects to pursue such avenues actively during 1996. However, if these negotiations are unsuccessful, the Trust will sell certain of its assets in order to generate liquidity sufficient to meet the Trust's needs. In pursuit of this strategy, on February 29, 1996, the Trust sold Menlo Center using the net proceeds to reduce the Trust's debt and to provide working capital.

    There has been no public market for Trust Shares, nor have there been any known market-makers. From time to time, to provide shareholders with a means of trading Trust Shares, Presco has acted as a crossing agent on behalf of the Trust so that persons interested in acquiring Trust Shares could purchase Trust Shares from persons interested in selling Trust Shares. Presco has ceased to function in this capacity and the company has been wound up in 1996. The price of Trust Shares sold by the Trust and selling shareholders was determined by the Trustees, based on their estimate of the value of the Trust's properties and other assets net of estimated liabilities, with the properties being valued based on estimates of the long-term investment value of each property, rather than on current market value or liquidation value, assuming that the properties were held as long-term assets rather than being sold in mid-term or liquidated in currently depressed market conditions. This valuation approach assumed that the Trust would continue as a "going concern", and did not take into account then current market value or liquidation value and costs of liquidation. All existing shareholders who resided in California were given the opportunity to purchase shares in cross-selling transactions. Distributions of $760,000 were paid to shareholders in 1993.

JOINT VENTURE INTEREST

    The Trust presently owns a 40% interest in Kingsco, the general partnership which owns King's Court Shopping Center. In addition, the Trust has managing control over King's Court Shopping Center operations, including any leasing, renovation, sale or financing activities. The term of the partnership continues until September 30, 2039. Cash flows and expenses of the partnership are allocated in accordance with the partners' respective percentage interests, with the Trust's allocation being equal to its 40% interest. The shopping center is managed by Menlo Management on behalf of the Trust, and the Trust does not receive any portion of the management fee paid to Menlo Management for such management services.

OTHER CAPITAL EXPENDITURES

    Each shopping center prepares an annual capital expenditure budget which is intended to provide for all necessary recurring capital improvements. At the present time, the Trust's existing shopping centers have been properly maintained on a current and regular basis and there are no material deferred capital maintenance obligations outstanding. However, the Trust expects that several of its buildings may require significant capital investment in 1996. This is particularly evident at El Portal Shopping Center where redevelopment and re-letting of obsolete or outmoded physical stores will require upgrading. This is also true at Monterey Plaza Shopping Center where the building formerly occupied by HomeBase and now vacant will require substantial capital investment in order to prepare it for occupancy by a replacement retail tenant. The Trust believes that in order to fund capital budgets for such physical improvements it may have to raise capital in a variety of ways including sale of assets, raising debt or entering into a joint venture or merger or other restructuring. These potential capital improvement needs have been discussed above in Item 2. Properties -- Description of Trust's Properties.

ECONOMIC CONDITIONS

    In the last three years, inflation has not had a significant impact on the Trust because of the relatively low inflation rate. Nonetheless, the majority of the Trust's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Trust to receive percentage rents which generally increase as prices rise, and/or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Trust's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Trust's exposure to increases in costs and operating expenses resulting from inflation. However, several tenants do not pay such expense reimbursements under the terms of their leases, as indicated in "Item 2 Properties -- Leases" section.

    The United States generally, and the State of California in particular, has experienced a recent economic recession. The State of California continues to show the effect of economic recession, and further adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Trust to meet their lease obligations and could otherwise adversely affect the Trust's ability to attract or retain tenants. The Trust's shopping centers are typically anchored by national or regionally recognized supermarket, super drug and other convenience stores which usually offer day-to-day necessities rather than high-priced luxury items. These types of retailers, in the experience of the Trust, generally continue to maintain their volume of sales despite a slowdown in economic conditions. However, economic conditions are not the only or even necessarily the major influences that can affect the success of tenants in achieving or maintaining sufficient sales volumes. Competitive factors and overall changes in retail merchandising practices can have an equal or even greater impact. The loss of an anchor retailer can lead to the diminution of retail sales and the loss of other retailers in the same shopping center. This can seriously affect the viability of a shopping center, as has become particularly evident at El Portal Shopping Center and, to a lesser extent, at Monterey Plaza Shopping Center.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          27
Consolidated Financial Statements:
  Balance Sheets at December 31, 1995 and 1994.............................................................          28
  Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993............................          29
  Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993.......          30
  Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993............................          31
  Notes to Consolidated Financial Statements...............................................................          32
Financial Statement Schedules:
  XI -- Commercial Properties and Accumulated Depreciation at December 31, 1995............................          42
  XII -- Mortgage Loans on Real Estate at December 31, 1995................................................          43

    Financial statements and supplemental financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                          INDEPENDENT AUDITORS' REPORT

The Trustees and Shareholders of Pacific Real Estate Investment Trust:

    We have audited the accompanying consolidated financial statements of Pacific Real Estate Investment Trust (the "Trust") and its joint venture listed in the foregoing table of contents. Our audits also included the financial statement schedules listed in the foregoing table of contents. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust and its joint venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

DELOITTE & TOUCHE
San Francisco, California
March 1, 1996

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                     ASSETS

                                                                                      1995             1994
                                                                                 ---------------  ---------------
Investment in commercial properties:
  Land.........................................................................  $    14,308,000  $    24,015,000
  Buildings and improvements...................................................       56,345,000       77,521,000
  Accumulated depreciation.....................................................      (18,375,000)     (17,000,000)
                                                                                 ---------------  ---------------
  Commercial properties -- net.................................................       52,278,000       84,536,000
Mortgage notes receivable......................................................        6,565,000        6,515,000
Tenant and other notes receivable -- net.......................................          246,000          271,000
Cash...........................................................................          308,000          666,000
Restricted cash................................................................          100,000
Accounts receivable (net of allowance of $146,000 in 1995 and $103,000 in
 1994).........................................................................          891,000          791,000
Deferred lease commissions -- net..............................................          742,000          860,000
Deferred financing costs -- net................................................          440,000          584,000
Other assets...................................................................        1,305,000        1,064,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    62,875,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage loans...............................................................  $    36,818,000  $    57,335,000
  Short-term notes.............................................................       11,190,000       15,435,000
  Unsecured note payable.......................................................                         3,000,000
  Security deposits............................................................          231,000          291,000
  Accounts payable and other liabilities.......................................          566,000        1,673,000
                                                                                 ---------------  ---------------
    Total liabilities..........................................................       48,805,000       77,734,000
                                                                                 ---------------  ---------------
Commitments and contingencies..................................................
Minority interest in joint venture.............................................        3,321,000        3,356,000
Shareholders' Equity:
  Shares of beneficial interest, $10 par value, authorized: 1995 and 1994,
   10,611,863; shares issued and outstanding: 1995 and 1994, 3,706,845.........       37,068,000       37,068,000
Additional paid-in capital.....................................................       11,009,000       11,009,000
Distributions in excess of net income..........................................      (37,328,000)     (33,880,000)
                                                                                 ---------------  ---------------
Shareholders' equity -- net....................................................       10,749,000       14,197,000
                                                                                 ---------------  ---------------
    Total......................................................................  $    62,875,000  $    95,287,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        1995            1994             1993
                                                                   --------------  ---------------  --------------
Rental revenues..................................................  $    9,183,000  $    12,417,000  $    9,725,000
                                                                   --------------  ---------------  --------------
Operating expenses (including related party amounts of $694,000,
 $996,000 and $391,000 in 1995, 1994 and 1993, respectively):
  Operating......................................................       2,145,000        2,162,000       2,254,000
  Property tax...................................................       1,194,000          953,000         874,000
  General and administrative.....................................         609,000          854,000         495,000
  Depreciation and amortization..................................       2,886,000        3,862,000       3,052,000
  Property management fees.......................................         318,000          456,000         320,000
                                                                   --------------  ---------------  --------------
    Total operating expenses.....................................       7,152,000        8,287,000       6,995,000
                                                                   --------------  ---------------  --------------
Operating income.................................................       2,031,000        4,130,000       2,730,000
                                                                   --------------  ---------------  --------------
Other income/(expense):
  Interest income................................................         637,000        1,033,000       1,166,000
  Interest expense...............................................      (5,364,000)      (8,230,000)     (5,567,000)
  Gain (loss) on sale of options.................................        (213,000)         994,000
  Reincorporation expenses.......................................        (139,000)        (355,000)       (421,000)
  Property acquisition expenses..................................         (75,000)        (503,000)       (187,000)
  Expenses of prospective offering...............................                         (301,000)       (381,000)
  Prepayment penalty.............................................                         (271,000)
  Gain on lease termination......................................                        3,577,000
  Loss on impairment of property value...........................                       (8,000,000)
  Loan commitment fees...........................................                                       (1,031,000)
                                                                   --------------  ---------------  --------------
    Total other expense -- net...................................      (5,154,000)     (12,056,000)     (6,421,000)
                                                                   --------------  ---------------  --------------
Net loss before minority interest................................      (3,123,000)      (7,926,000)     (3,691,000)
Minority interest in joint venture...............................        (325,000)        (328,000)       (238,000)
                                                                   --------------  ---------------  --------------
Net loss.........................................................  $   (3,448,000) $    (8,254,000) $   (3,929,000)
                                                                   --------------  ---------------  --------------
                                                                   --------------  ---------------  --------------
Net loss per share of beneficial interest........................  $        (0.93) $         (2.23) $        (1.06)
                                                                   --------------  ---------------  --------------
                                                                   --------------  ---------------  --------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        BENEFICIAL INTEREST        ADDITIONAL     DISTRIBUTIONS
                                                    ---------------------------     PAID-IN       IN EXCESS OF
                                                      SHARES         AMOUNT         CAPITAL        NET INCOME
                                                    -----------  --------------  --------------  ---------------
Balance January 1, 1993...........................    3,707,072  $   37,071,000  $   11,010,000  $   (20,937,000)
Net Loss..........................................                                                    (3,929,000)
Distribution to Shareholders......................                                                      (760,000)
                                                    -----------  --------------  --------------  ---------------
Balance December 31, 1993.........................    3,707,072      37,071,000      11,010,000      (25,626,000)
Repurchase of shares..............................         (227)         (3,000)         (1,000)
Net Loss..........................................                                                    (8,254,000)
                                                    -----------  --------------  --------------  ---------------
Balance December 31, 1994.........................    3,706,845      37,068,000      11,009,000      (33,880,000)
Net Loss..........................................                                                    (3,448,000)
                                                    -----------  --------------  --------------  ---------------
Balance December 31, 1995.........................    3,706,845  $   37,068,000  $   11,009,000  $   (37,328,000)
                                                    -----------  --------------  --------------  ---------------
                                                    -----------  --------------  --------------  ---------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                      1995             1994            1993
                                                                 ---------------  --------------  ---------------
Cash Flow from Operating Activities:
  Net loss.....................................................  $    (3,448,000) $   (8,254,000) $    (3,929,000)
  Adjustments to reconcile net loss to net cash provided (used)
   by operating activities:
    Depreciation...............................................        2,496,000       3,290,000        2,708,000
    Amortization of note receivable discount...................          (64,000)        (34,000)           2,000
    Amortization of deferred cost..............................          359,000         570,000          345,000
    Minority interest in joint venture's operations............          325,000         328,000          238,000
    Provision for doubtful receivables.........................          103,000         161,000          540,000
    Loss (gain) on sale of options.............................          213,000        (994,000)
    Gain on lease termination..................................                       (3,578,000)
    Proceeds from lease termination............................                        6,000,000
    Loss on impairment of property value.......................                        8,000,000
    Changes in operating assets and liabilities:
      Accounts payable and other liabilities...................       (1,107,000)       (501,000)       1,291,000
      Security deposits........................................          (60,000)        (38,000)          22,000
      Deferred lease commissions...............................          (97,000)       (217,000)        (414,000)
      Deferred financing costs.................................                                           404,000
      Accounts receivable......................................         (238,000)       (417,000)        (378,000)
      Other assets.............................................         (241,000)       (386,000)        (862,000)
                                                                 ---------------  --------------  ---------------
Net cash provided (used) by operating activities...............       (1,759,000)      3,930,000          (33,000)
                                                                 ---------------  --------------  ---------------
Cash Flow from Investing Activities:
  (Increase) decrease in restricted cash.......................         (100,000)                         207,000
  Construction of properties...................................         (107,000)     (1,491,000)      (4,981,000)
  Collection of notes receivable...............................           78,000       6,030,000          122,000
  Additions of notes receivable................................           (4,000)     (1,327,000)        (115,000)
  Proceeds from sales of Lakeshore.............................       29,869,000
  Proceeds (costs) from sale of options........................         (213,000)      2,301,000
                                                                 ---------------  --------------  ---------------
Net cash provided (used) in investing activities...............       29,523,000       5,513,000       (4,767,000)
                                                                 ---------------  --------------  ---------------
Cash Flow from Financing Activities:
  Proceeds from (costs of) sale of Trust Shares................                           (4,000)
  Proceeds from short-term notes...............................          800,000       3,905,000        5,275,000
  Proceeds from mortgage loans.................................                        1,500,000       22,850,000
  Re-payment of mortgage loans.................................      (20,517,000)     (9,712,000)        (683,000)
  Re-payment of short-term notes...............................       (5,045,000)     (4,810,000)     (21,198,000)
  Re-payment of unsecured note payable.........................       (3,000,000)
  Payment of financing costs...................................                         (152,000)        (300,000)
  Distributions of joint venture partner.......................         (360,000)       (360,000)        (360,000)
  Distributions to shareholders................................                                          (760,000)
                                                                 ---------------  --------------  ---------------
Net cash provided (used) by financing activities...............      (28,122,000)     (9,633,000)       4,824,000
                                                                 ---------------  --------------  ---------------
  Increase (decrease) in cash..................................         (358,000)       (190,000)          24,000
    Cash, January 1............................................          666,000         856,000          832,000
                                                                 ---------------  --------------  ---------------
    Cash, December 31..........................................  $       308,000  $      666,000  $       856,000
                                                                 ---------------  --------------  ---------------
                                                                 ---------------  --------------  ---------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Pacific Real Estate Investment Trust (the "Trust") is a trust organized under the laws of the State of California. The Trust is an investment vehicle whose purpose is to acquire, hold for investment, and ultimately sell, interests in neighborhood and community shopping centers and commercial property in selected Northern California metropolitan areas. The Trust has qualified and intends to continue to qualify as a real estate investment trust under provisions of the Internal Revenue Code.

    CONSOLIDATION

    The consolidated financial statements include the Trust and a joint venture ("Kingsco") in which the Trust has a 40% controlling interest. The joint venture is included in the consolidated financial statements as the Trust has control over the joint venture's operations, including all leasing, renovation, sale or refinancing activities. All significant intercompany transactions and balances have been eliminated.

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PROPERTIES

    Properties are stated at the lower of depreciated cost or realizable value from the operation and ultimate sale of such properties. Acquisition fees and interest incurred during construction periods are capitalized. Property and improvements acquired by the Trust in connection with its acquisition of a controlling interest in a joint venture are stated at amounts agreed upon among the partners at the date of acquisition which approximated market value at such date. Depreciation is computed by the straight-line method over estimated useful lives ranging from three to forty years. Properties and the related accumulated depreciation are removed from the accounts at the time of sale. The related gain or loss is included in the statement of operations. The determination of estimated realizable value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

    DEFERRED LEASE COMMISSIONS

    Deferred lease commissions are amortized on a straight-line basis over the lives of the related leases, which range from two to forty years.

    DEFERRED FINANCING COSTS

    Deferred financing costs represent loan fees and points paid to obtain certain mortgage financing. These amounts are amortized on a straight-line basis over the lives of the related loans which range from six to ten years.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    OTHER ASSETS

    Certain lease agreements contain provisions for fixed rent increases for future periods and for periods of rent abatement during the earliest portion of such leases. Rental revenue from such leases is recognized on a straight-line basis over the lives of the related leases. Rental revenues in excess of amounts currently billed are reflected in other assets in the accompanying balance sheets.

    INCOME TAXES

    The Internal Revenue Code provides that a trust qualifies as a real estate investment trust if, among other things, the trust distributes each year at least 95% of its taxable income to shareholders. If the Trust distributes at least 95% of its taxable income to shareholders, such distributions can be treated as deductions for income tax purposes. Because it is the policy of the Trust to distribute amounts approximately equal to its taxable income plus depreciation and amortization, no provision for income taxes has been made in the accompanying financial statements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of receivables and short-term notes payable are reasonable estimates of fair value due to the short period of time until their expected realization. The carrying amount of mortgage loans is a reasonable estimate of fair value based on the borrowing rates currently available to the Trust for loans with similar terms and average maturities.

    NET LOSS PER SHARE OF BENEFICIAL INTEREST

    Net loss per share of beneficial interest, is computed by dividing net loss by the weighted average number of shares outstanding of 3,706,845 in 1995 and 1994 and 3,707,072 in 1993.

    RECLASSIFICATIONS

    Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

2. INVESTMENT ADVISOR, PROPERTY MANAGEMENT AGREEMENTS AND SALES SUPPORT SERVICES AGREEMENT

    The Trust has entered into certain transactions with Collier Investment (the "Advisor"), which is both the investment advisor to the Trust and its real estate broker, Menlo Management Company and Pacific Real Estate Securities Co. Inc. ("Presco"). Menlo Management Company manages the Trust's properties, is affiliated with the Advisor and is the owner of Presco. Until its dissolution in 1995, Presco provided support services and acted as a crossing agent for shareholders wishing to purchase existing shares of the Trust.

    In April 1992, the Trust and the Advisor agreed that, during 1992 and 1993, the Advisor would be paid only real estate brokerage commissions at negotiated rates in connection with the purchase of the Trust's properties, in lieu of the base compensation otherwise payable under the investment advisory agreement. The investment advisory agreement was also amended to provide that, commencing January 1, 1994, the Trust pays to the Advisor, an annual base advisory fee equal to 0.2% of the average gross invested assets of the Trust (as defined in the advisory agreement). The Advisor also may receive real estate brokerage commissions at negotiated rates in connection with the purchase, sale or refinancing of the Trust's properties. In July 1994 the Advisor offered to reduce the annual base advisory fee by 50% retroactive to January 1, 1994. The Investment Advisor also voluntarily waived real estate brokerage commissions in connection with both the sale of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, and the sale of Menlo Center, which was sold on February 29, 1996.

    The investment advisory agreement also provides for a yearly incentive compensation payment to the Advisor equal to the sum of: (1) 10% of net realized capital gains, excluding any depreciation, less accumulated realized capital losses, if any; plus (2) 7.5% of the amount, if any, by which net income,

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) before depreciation but excluding capital gains, exceeded a minimum base yield of 8.6% per annum on average net worth (as defined in the agreement) during the preceding calendar year. Net income for this purpose is after deduction of the regular fee, whether or not such fees were paid. No incentive compensation fees were paid to the Advisor in 1995, 1994 or 1993.

    The Trust has a property management agreement with Menlo Management Company, which is related to the Advisor through common ownership, to manage the Trust's properties for a percentage of gross rentals ranging from 4% to 5% for each property. In addition, for each property, Menlo Management Company receives leasing commissions based on a percentage of the total lease rental revenues, with certain minimum commission charges. Menlo Management Company is the lessee of office space in one of the Trust's properties. The Trustees believe that the terms of the lease and property management agreements are comparable to terms the Trust would obtain from non-related parties.

    Menlo Management Company receives fees for administrative services provided to the Trust and development, planning and negotiating services in connection with development work at the Trust's properties.

    Fees paid or payable to the Advisor, Menlo Management Company and Presco in 1995, 1994 and 1993 were as follows:

                                                                            1995          1994           1993
                                                                         -----------  -------------  -------------
ADVISOR
Advisory fee...........................................................  $    68,000  $     112,000
MENLO MANAGEMENT COMPANY
Property management fees...............................................      313,000        456,000  $     321,000
Administrative services................................................      199,000        260,000         57,000
Loan fees..............................................................      114,000        132,000        247,000
Development, planning and lease negotiation............................                                    180,000
Lease commissions......................................................       68,000        126,000        334,000
Real estate brokerage commissions......................................                     145,000
PRESCO
Sales support services and reimbursements..............................                                     16,000
Capital fund raising cost reimbursements...............................                      36,000        144,000
                                                                         -----------  -------------  -------------
    Total..............................................................  $   762,000  $   1,267,000  $   1,299,000
                                                                         -----------  -------------  -------------
                                                                         -----------  -------------  -------------

    Real estate brokerage commissions and fees for development, planning and lease negotiations have been capitalized and property and lease commissions have been deferred.

3.  NOTES RECEIVABLE

    Notes receivable consist of the following at December 31, 1995 and December 31, 1994:

                                                                                1995           1994
                                                                            -------------  -------------
Mortgage notes............................................................  $   6,565,000  $   6,515,000
Unsecured loans (principally to tenants)..................................        285,000        344,000
Allowance for doubtful accounts...........................................        (39,000)       (73,000)
                                                                            -------------  -------------
  Total...................................................................  $   6,811,000  $   6,786,000
                                                                            -------------  -------------
                                                                            -------------  -------------

    The mortgage notes outstanding at December 31, 1995 result from sale of two shopping center properties located in Northern California bear interest from 9% to 9.25% and loans (see note 12). At the time of sale, the two shopping center notes were discounted to yield market interest rates ranging

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
from 9.5% to 13%. The discounts are recognized as interest income over the life of the note. The mortgage notes receivable have been pledged as security for various short-term notes payable, which were extended to various dates in 1996 and in 1997.

    Notes receivable are due as follows:

1996.............................  $1,157,000
1997.............................      50,000
1998.............................      19,000
1999.............................   4,213,000
2000.............................   1,329,000
Thereafter.......................     161,000
Less discounts...................     (80,000)
Less allowance for bad debt......     (38,000)
                                   ----------
  Total..........................  $6,811,000
                                   ----------
                                   ----------

    The debtor of a note scheduled to mature in December 1995 requested an extension to December 1996 and the Trust granted this extension in September 1995.

4.  SHORT-TERM NOTES

    At December 31, 1995, notes outstanding totaled $11,190,000 with interest rates ranging from 10% to 10.20%. The notes are secured by mortgage notes receivable from property sales (see Note 3), additional deeds of trust on existing properties and the Trust's interest in a joint venture. All of these notes at December 31, 1995 are held by private limited partnerships independent of the Trust in which Menlo Management Company has a general partnership interest. Interest of $1,163,000 and $1,442,000 was paid on these notes in 1995 and 1994 respectively. The Notes are due in 1997 with the exception of one note for $500,000 which was paid off in March 1996. On March 13, 1995 the Trust paid off short-term notes of $5,045,000 with proceeds from the sale of Lakeshore Plaza Shopping Center.

5.  UNSECURED NOTE PAYABLE

    The Trust obtained a $3 million unsecured note (loan and debenture) bearing interest at 10% on the first $1 million, 17% on the second $1 million and 18.1% on the final $1 million. The note terms called for interest payments of 10% on the first $1 million and 9% on the balance. The remaining interest was accrued, without compounding. This note was paid off on March 13, 1995 from the sale of Lakeshore Plaza Shopping Center.

6.  MORTGAGE LOANS

    Operating properties are pledged as collateral for mortgage loans which have interest rates varying from 9.375% to 10.25% at December 31, 1995. The loans are payable monthly over periods through July 2000. In connection with the sale of one property, the Trust remains the primary obligator on the underlying non-recourse note payable, totaling $1,631,000, which is secured by a first deed of trust on the property sold. The all-inclusive promissory note receivable from the buyer was received by the Trust at the date of sale.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Mortgage loans mature in future years as follows (see Note 10 regarding repayments subsequent to December 31, 1995):

1996.............................  $   528,000
1997.............................      577,000
1998.............................      631,000
1999.............................    3,111,000
2000.............................   31,971,000
                                   -----------
  Total..........................  $36,818,000
                                   -----------
                                   -----------

    Total  interest costs in 1995, 1994 and 1993 were $5,364,000, $8,230,000 and
$8,247,000, of which $2,681,000 was capitalized in 1993. Interest paid was $5,364,000, $8,501,000 and $5,317,000, respectively, net of capitalized interest.

    In 1993 loan commitment fees totaling $1,031,000 were charged to expense. The Trustees determined to forego these loan fees because the foregone commitment required a higher fixed rate of interest as compared with alternative financing available.

7.  COMMERCIAL PROPERTY OPERATING LEASES

    Space in the Trust's operating properties is leased to tenants under long-term noncancelable operating leases. The lease agreements provide for fixed minimum rentals and generally include provisions for reimbursement of a portion of common area maintenance expenses, property taxes, insurance, and percentage rents. Minimum rentals under these leases at December 31, 1995 are as follows (excluding Menlo Center which was sold on February 29, 1996, see note 10):

1996.............................  $ 4,580,000
1997.............................    4,129,000
1998.............................    3,509,000
1999.............................    3,187,000
2000.............................    3,053,000
Thereafter.......................   19,073,000
                                   -----------
  Total..........................  $37,531,000
                                   -----------
                                   -----------

    Rental revenues in 1995, 1994 and 1993 included $153,000, $196,000 and $188,000 of contingent rentals based on individual tenants' sales volumes.

    For the years ending December 31, 1995, 1994 and 1993 rental revenues representing 14% in 1995 and 17% in 1994 and 1993, of total revenues were earned from a single tenant at one of the Trust's properties in 1995 and at two of the Trust's properties in 1994 and 1993.

8.  GAIN ON LEASE TERMINATION

    In December 1994, HomeBase, an anchor tenant at El Portal Shopping Center reached an agreement with the Trust whereby in exchange for a lease termination the Trust accepted a $6,000,000 lease buy-out payment.

    Under the term of the mortgage loan secured by the property $5,729,000 of this lease buy out was applied towards the principal reduction and $271,000 was applied as a prepayment penalty. In connection with this transaction, the Trust determined that the HomeBase facility became functionally obsolete, therefore the remaining book value of $2,040,000 and associated accrued rents receivable resulting from the straightlining of HomeBase's rent of $383,000 were charged against the lease termination payment resulting in a net gain of $3,577,000.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  SALE OF LAKESHORE PLAZA

    The Trust sold the Lakeshore Plaza Shopping Center on March 13, 1995 for a sales price of $31,292,000. The proceeds of this sale after provision for assumption of the existing First Deed of Trust financing ($15,826,000 at March 13, 1995), repayment of second mortgage ($4,000,000), closing costs, escrow holdbacks for supplemental property taxes, vacant spaces and pending tenant improvement allowances, legal fees, transfer taxes and miscellaneous selling expenses, were all used to pay down other short-term notes ($5,045,000) and an unsecured note payable including interest payable ($3,467,000). The loss on sale was recognized in 1994 (see Note 11).

10.  SALE OF MENLO CENTER

    The Trust sold Menlo Center on February 29, 1996. The sales price was $16,200,000. The buyer assumed the existing financing in the amount of $10,730,102. After payment of closing costs, transfer taxes, real estate commissions and miscellaneous selling expenses, all totalling approximately $550,000, the net proceeds of approximately $4,935,000 were used to repay short-term debt and to provide working capital. Under the terms of the sale contract, the Trust is obligated to subsidize the buyer's net operating income to the extent necessary to assure the buyer of an 8.5% investment yield from the operation of Menlo Center. The Trust's liability in this respect extends to the maturity date of the existing First Trust Deed financing which the buyer assumed in the purchase. This financing expires in 2000.

11.  LOSS OF IMPAIRMENT OF PROPERTY VALUE

    In 1994, the Trustees decided to reduce the carrying value of two of the Trust's properties to reflect their estimated current market value more accurately. Accordingly, Menlo Center's carrying value was reduced by $3,600,000 to $15,000,000 after depreciation. Lakeshore Plaza Shopping Center's carrying value was reduced by $3,500,000 and an additional $900,000 related to deferred lease commissions and financing costs.

12.  PROPERTY PURCHASE OPTIONS

    On December 10, 1993, the Trust entered into a purchase and sale agreement (the "Plaza 580 Agreement") with Plaza 580 Ltd., pursuant to which the Trust obtained an option to purchase a shopping center located in Livermore, California. On March 10, 1994, the Trust entered into three additional option purchase agreements: (i) with DSL/Elk Grove, a California joint venture, with respect to a shopping center located in Elk Grove, California (the "Elk Grove Agreement"); (ii) with R/ P Manteca Limited Partnership, a California limited partnership, with respect to Mission Ridge Shopping Center located in Manteca, California (the "Manteca Agreement"); and (iii) with DSL/Fair Oaks, a California joint venture, with respect to Northridge Center located in Fair Oaks, California (the "Northridge Agreement").

    Pursuant to an agreement dated May 9, 1994 (the "Plaza 580 Assignment Agreement"), the Trust assigned its rights under the Plaza 580 Agreement to Western Investment Real Estate Trust ("WIRET"), a California real estate investment trust, for the sum of $556,519, adjusted for certain closing costs and prorations. On May 27, 1994, WIRET closed its acquisition of the Trust's rights under the Plaza 580 Agreement and acquired the underlying property. Pursuant to the Plaza 580 Assignment Agreement, the Trust guaranteed the payment of certain rental rates with respect to one empty shop space located at Plaza 580 for a period of 24 months. The Trust also agreed to repay a portion of the purchase price with respect to any of such empty spaces that remain unleased at the end of the 24-month period. All vacant spaces have been leased and at December 31, 1995 there are no vacancies, although the Trust is obligated to pay some rents for spaces in which the tenant's rent start dates are later than their lease commencement dates.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Pursuant to an agreement dated May 11, 1994 (the "Second Assignment Agreement"), the Trust assigned its rights as purchaser under each of the Elk Grove Agreement, the Manteca Agreement and the Northridge Agreement to WIRET for $1,804,211, as adjusted for certain closing costs and prorations. On June 7, 1994, the transactions contemplated by the Second Assignment Agreement were consummated. Pursuant to the Second Assignment Agreement, the Trust guaranteed the payment of rent for 24 months for certain empty shop spaces at the Elk Grove and Northridge centers, and agreed to repay to WIRET, at the end of 24 months, a portion of the purchase price applicable to such empty spaces which remain unleased (or leased to tenants that do not meet certain guidelines) as of such 24-month period. The Trust also agreed to pay pro forma rents for certain space at Northridge which space is subject to leases that expire within the first year after closing. At December 31, 1995, all such spaces have been leased. The Trust has some residual rental obligations on newly leased space pending actual occupancy by the tenants.

    During 1994, the Trust recorded a net gain of $994,000 and rent guarantee reserve accrual of $390,000, as the result of Plaza 580 Assignment Agreement and the Second Assignment Agreement. In 1995, the Trust increased the reserve by an additional $213,000, accordingly the remaining deferred gain of $203,000 is reflected in accounts payable and other liabilities.

    In connection with the above transactions, on June 7, 1994, (i) Scotts Valley Plaza, a California limited partnership ("Scotts"), granted to the Trust a one-year option to acquire the shopping center commonly known as Scotts Village Plaza and (ii) Scotts Village Phase II, a California limited partnership ("Scotts II"), granted a one-year option to the Trust to purchase Scotts Valley Square, both of which are located in Scotts Valley, California. Concurrently with the grant of these options and in connection with the transactions contemplated by the Second Assignment Agreement, the Trust made a loan to Malcolm R. Riley, one of the principals in Scotts and Scotts II, in the amount of $750,000. The loan bears interest at 9% per annum, payable monthly, and the principal is due and payable in 6 years. Simultaneously, the Trust made a loan to Russell R. Pratt, another of the principals in Scotts and Scotts II, in the amount of $500,000. That loan bears interest at 8% per annum, payable monthly, and the principal is due and payable in 6 years. Each of these loans is secured by the borrower's respective partnership interests in Scotts and Scotts II. The Trust also made a loan in the amount of $75,000 to Scotts, which bears interest at 8.6% per annum (payable monthly), is due in 6 years and is secured by a second deed of trust on Scotts Village Plaza.

13.  DISTRIBUTIONS TO SHAREHOLDERS

    During the second quarter of 1993, distributions were suspended. Except for a special distribution in December of 1993, distributions have remained suspended. Distributions during 1993 totaled $.205 per share and resulted in a nontaxable return of capital reportable by shareholders on their individual tax returns.

14.  REINCORPORATION TRANSACTIONS

    The Trustees have formed Pacific Real Estate Investment Trust, Inc. (the "Successor Company") as a Maryland corporation for the purpose of effecting a reincorporation (the "Reincorporation Transactions"). The Successor Company has no material assets or liabilities. The Trust held a Special Meeting of the Shareholders on March 18, 1994, at which time the Reincorporation Transactions were approved by the Trust's shareholders. If completed, the Reincorporation Transactions would cause the Trust to transfer all of its assets and assign and delegate all of its enforceable liabilities and obligations to the Successor Company in exchange for 1,235,690 shares of Common Stock, $.01 par value (the "Common Shares"), of the Successor Company, and the Trust thereafter would liquidate, distributing the Common Shares to the shareholders of the Trust in cancellation of their shares of beneficial interest, in the ratio of one Common Share for each three shares of beneficial interest held of record by the shareholders on the record date for the liquidating distribution. The one-for-three

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) exchange ratio would in effect result in a reverse split of the currently outstanding shares of beneficial interest, in order to facilitate subsequent financing transactions by the Successor Company. As part of its assumption of the Trust's obligations, the Successor Company would commit to issue up to an additional 36,283 Common Shares in the event of exercise (during a two-year period beginning January 1, 1995) of warrants issued by the Trust in January 1992, covering an aggregate of 108,848.5 shares of beneficial interest.

    Expenses incurred in connection with the Reincorporation Transactions are reflected as reincorporation expenses in the accompanying consolidated statement of operations.

    As a result of the present conditions of the capital markets, the Trust does not currently expect to effect the Reincorporation Transactions. This could change in the future if the reincorporation would facilitate the Trust's objectives.

15.  EXPENSES OF PROSPECTIVE OFFERING

    The  Trust  was  involved  in  discussions  with  underwriters  regarding  a potential  offering  of  the  Successor  Company's  Common  Shares  and/or  debt securities to public or private purchasers, should the Reincorporation Transactions be consummated. The expenses incurred in connection with such a prospective offering are reflected in the accompanying consolidated statements of operations as expenses of prospective offering as the ultimate timing and form of such transaction, if any, is not determinable.

16.  COMMITMENTS AND CONTINGENCIES

    The Trust is obligated on four land leases. The first lease extends through 2012 and requires minimum annual payments of $26,000, plus 8% of the property's rental revenue in excess of $325,000. The second lease extends through 2024 and requires minimum annual payments of $40,000, plus 12% of the property's annual rental revenue in excess of $333,000. The third lease extends through 2028, has ten consecutive five-year renewal options, an option to purchase upon death of the ground lessor, and requires minimum annual payments of $60,000 prior to an adjustment for inflation. As discussed in Note 10, Menlo Center was sold on February 29, 1996 and the Trust is no longer obligated under this third land lease which is assumed by the buyer of Menlo Center. The fourth lease extends through 2045 and contains a dual option for the Trust to acquire fee title and for the ground lessor to "put" the property to the Trust. The option for the Trust to acquire commences upon the death of one of the ground lessors and lasts for five years from said date. The option for the ground lessors to "put" the property to the Trust incepts March 1, 1998 and survives through the term of the ground lease. The annual rent is $184,400 with annual increases of 4%. The purchase price under the options is the minimum ground rent capitalized at a 10% yield. Land lease expense totaled $400,000 in 1995, $236,000 in 1994 and $217,000 in 1993.

    In connection with the refinancing efforts at the King's Court Shopping Center in 1994, the Kingsco partnership initiated an environmental audit of the property. The Phase I and II stages of the environmental audit identified certain dry cleaning solvents which had contaminated the ground water beneath the shopping center. Currently, a Phase III plan of remediation has been prepared with a proposed plan of action for clean-up of the contamination expected to be completed in approximately two years or longer. The cost to Kingsco for the clean-up is estimated to be $632,000 of which $503,000 has been expended in 1994 and 1995. The Trust was not a partner of Kingsco at the time the contamination occurred, and intends to look to the seller of the Trust's 40% interest in Kingsco, Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco and the entity that caused the contamination for payment of the clean-up costs. The Trust believes that the representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean-up costs. The interim plan of remediation has been approved by the Regional Water Quality Control

                      PACIFIC REAL ESTATE INVESTMENT TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Board and remediation has commenced. Accordingly, $129,000 and $632,000 is reflected in the accompanying consolidated balance sheet at December 31, 1995 as Other Liabilities and Other Assets respectively.

    In another, unrelated, environmental audit of the gasoline service station pad ("Exxon Pad") at King's Court Shopping Center, the Phase I and II work identified gasoline and possibly other service station by-products in the soil underneath the station and its pumps. Exxon Corporation has assumed financial and legal responsibility for the hazardous materials and remediation of the Exxon Pad. The environmental firm responsible for maintaining and analyzing the data from various monitoring wells on the Pad continues to report to Menlo Management Company and governmental authorities on a quarterly basis. Remediation efforts have commenced and include both vapor extraction and "pump and treat" activities, depending upon the location of the materials in the soil and water.

    In connection with redevelopment efforts at El Portal Shopping Center, dry cleaning solvents have been discovered to have contaminated the ground water beneath the shopping center, arising from dry cleaning operations which probably preceded the Trust's ownership of the property. At the present time, the site characterization and negotiation with regulatory authorities are proceeding. The ultimate exposure to the Trust cannot yet be determined, however, based on current knowledge it is not expected to have a material adverse effect upon the Trust's financial position.

17.  SHAREHOLDERS' EQUITY

    In January 1992, the Trust began a Rights Offering, which entitled each shareholder of record on December 31, 1991, to purchase an additional share in the Trust for each share owned. The rights were exercisable at $13.68 per share through March 20, 1992 when the offering expired. In addition, each right was accompanied by one warrant which entitles the owner to purchase an additional one-half share of beneficial interest for $7.00 during a two-year period beginning January 1, 1995. (This is equivalent to a purchase price of $14.00 for each whole share.) At December 31, 1995, 217,697 warrants, covering 108,848.5 shares of beneficial interest, were issued and outstanding.

                                                                     SCHEDULE XI

                      PACIFIC REAL ESTATE INVESTMENT TRUST

               COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995

        COLUMN A             COLUMN B             COLUMN C                     COLUMN D
-------------------------  ------------   -------------------------   --------------------------
                                          INITIAL COST TO TRUST (1)        COST CAPITALIZED
                                          -------------------------   SUBSEQUENT TO ACQUISITION
                                                        BUILDINGS     --------------------------
                                                           AND                        CARRYING
       DESCRIPTION         ENCUMBRANCES      LAND      IMPROVEMENTS   IMPROVEMENTS      COSTS
-------------------------  ------------   -----------  ------------   ------------   -----------

COMMERCIAL PROPERTIES:

El Portal Shopping Center  $ 4,538,000    $   875,000  $  2,308,000   $ 10,730,000   $ 1,234,000
 San Pablo, California...

King's Court Shopping        1,343,000                    9,137,000        757,000
 Center
 Los Gatos, California...

Menlo Center                10,738,000      3,329,000    13,411,000     (3,109,000)    3,745,000
 Menlo Park,
 California..............

Monterey Plaza Shopping     18,568,000     10,104,000    12,717,000      1,658,000     3,757,000
 Center
 San Jose, California....

Mt. Shasta Shopping          1,631,000
 Center
 Mt. Shasta, California
 (7).....................
                           ------------   -----------  ------------   ------------   -----------

  TOTAL..................  $36,818,000    $14,308,000  $ 37,573,000   $ 10,036,000   $ 8,736,000
                           ------------   -----------  ------------   ------------   -----------
                           ------------   -----------  ------------   ------------   -----------

        COLUMN A                         COLUMN E                      COLUMN F           COLUMN G       COLUMN H
-------------------------  -------------------------------------  -------------------   ------------   ------------
                             GROSS AMOUNT AT WHICH CARRIED AT
                                    CLOSE OF PERIOD (2)
                           -------------------------------------
                                         BUILDINGS
                                            AND                       ACCUMULATED         DATE OF          DATE
       DESCRIPTION            LAND      IMPROVEMENTS  TOTAL (3)   DEPRECIATION (4)(6)   CONSTRUCTION     ACQUIRED
-------------------------  -----------  -----------  -----------  -------------------   ------------   ------------
COMMERCIAL PROPERTIES:
El Portal Shopping Center  $   875,000  $14,272,000  $15,147,000      $ 9,311,000            (5)           9/76
 San Pablo, California...
King's Court Shopping                     9,894,000    9,894,000        3,686,000            (8)          12/86
 Center
 Los Gatos, California...
Menlo Center                 3,329,000   14,047,000   17,376,000        2,815,000            (9)
 Menlo Park,                                                                                           11/84, 5/86,
 California..............                                                                                  8/88
Monterey Plaza Shopping     10,104,000   18,132,000   28,236,000        2,563,000            (9)       7/87, 1/88,
 Center                                                                                                4/88, 7/88,
 San Jose, California....                                                                              10/88, 3/89
Mt. Shasta Shopping
 Center
 Mt. Shasta, California
 (7).....................
                           -----------  -----------  -----------  -------------------
  TOTAL..................  $14,308,000  $56,345,000  $70,653,000      $18,375,000
                           -----------  -----------  -----------  -------------------
                           -----------  -----------  -----------  -------------------

See notes on following page

                                                                     SCHEDULE XI

                      PACIFIC REAL ESTATE INVESTMENT TRUST

               COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995

Notes:

(1) Construction costs incurred under the initial construction subsequent to purchase of the land are included as initial cost to the Trust.

(2)     The aggregate cost for federal income tax purposes is $68,295,000.

(3)     Balance, January 1, 1993..................................  $ 75,883,000
          Acquisitions............................................    28,642,000
          Improvements capitalized subsequent to acquisition......     1,314,000
          Construction period interest capitalized................     4,306,000
                                                                    ------------
        Balance, December 31, 1993................................   110,145,000
          Improvements capitalized subsequent to acquisition......     1,491,000
          Retirements.............................................    (3,000,000)
          Loss on impairment of property value....................    (7,100,000)
                                                                    ------------
        Balance, December 31, 1994................................   101,536,000
          Improvements capitalized subsequent to acquisition......       108,000
          Retirements.............................................   (30,991,000)
                                                                    ------------
        Balance, December 31, 1995................................  $ 70,653,000
                                                                    ------------
                                                                    ------------
(4)     Balance, January 1, 1993..................................  $ 11,962,000
          Additions charged to expense............................     2,708,000
                                                                    ------------
        Balance, December 31, 1993................................    14,670,000
          Additions charged to expense............................     3,290,000
          Retirements.............................................      (960,000)
                                                                    ------------
        Balance, December 31, 1994................................    17,000,000
          Additions charged to expense............................     2,496,000
          Retirements.............................................    (1,121,000)
                                                                    ------------
        Balance, December 31, 1995................................  $ 18,375,000
                                                                    ------------
                                                                    ------------

(5) Property initially acquired subsequent to construction. However, major redevelopment work at the property was begun in 1985 and was completed in 1987.

(6)     Depreciation is computed on lives ranging from three to forty years.

(7)     This  property has been sold, but the Trust remains primarily liable for
        the  note  payable,  which   is  secured  by   the  property  sold.   An
        all-inclusive  promissory note receivable from the buyer was received by the Trust as the date of sale. Such financing is commonly referred to as
        "wraparound" financing.

(8)     This property is owned by a joint  venture in which the Trust has a  40%
        controlling interest.

(9) This property was acquired at various times and development was completed in 1991.

                                                                    SCHEDULE XII

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

                                                                                                        COLUMN F
                                             COLUMN C                                   COLUMN E    ----------------
          COLUMN A              COLUMN B     ---------            COLUMN D            ------------  CARRYING AMOUNT
----------------------------  -------------  MATURITY   ----------------------------  FACE AMOUNT          OF
        DESCRIPTION           INTEREST RATE    DATE        PERIODIC PAYMENT TERMS     OF MORTGAGE   MORTGAGE (1)(5)
----------------------------  -------------  ---------  ----------------------------  ------------  ----------------
SECURED LOANS:
Westwood Shopping Center               9%      12/96    $7,967/mo. principal and      $ 5,375,000   $   1,069,000   (2)
 (Second mortgage secured by                             interest. Balloon payment
 shopping center)                                        of $1,121,000 due at
                                                         maturity.
Mt. Shasta Shopping Center          9.25   %   1/99     $32,375/mo. interest only.      4,200,000       4,171,000   (3)
 (Wraparound second mortgage                             Balloon payment of
 secured by shopping center)                             $4,200,000 due at maturity.
Scotts Valley Loans
  Malcom Riley..............           9   %  6/2000    $5,625                            750,000         750,000   (4)
  Russell Pratt.............           8   %  6/2000    $3,333                            500,000         500,000   (4)
  Scotts Valley Plaza.......         8.6   %  6/2000    $537.50                            75,000          75,000
                                                                                      ------------  ----------------
TOTAL SECURED LOANS.........                                                          $10,900,000       6,565,000
                                                                                      ------------  ----------------
                                                                                      ------------  ----------------

                                                                    SCHEDULE XII

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

Notes:

(1)        The aggregate cost for federal income tax purpose is $6,563,000.
(2)        Net of discount of $51,000 based on an effective interest rate of 9.75%.
(3)        Net discount of $29,000 based on an effective interest rate of 9.5%.
(4)        Loans secured by interest in partnership which owns commercial real estate.
(5)        Balance, January 1, 1993...................................              $11,159,000
           Deductions during year:
           Amortization of discount...................................      (2,000)
           Collection of principal....................................     (27,000)     (29,000)
                                                                        ----------  -----------
           Balance at December 31, 1993...............................               11,130,000
           Deductions during year:
           Amortization of discount...................................      34,000
           Additions..................................................   1,325,000
           Collection of Principal....................................  (5,974,000)  (4,615,000)
           Balance at December 31, 1994...............................                6,515,000
           Deductions during year:
           Amortization of discount...................................      64,000
           Collection of Principal....................................     (14,000)      50,000
                                                                        ----------  -----------
           Balance at December 31, 1995...............................              $ 6,565,000
                                                                                    -----------
                                                                                    -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Mr. Wilcox Patterson, age 55, was elected a Trustee in 1980, and President of the Trust in May 1985. Mr. Patterson is a director of Grove Farm Company, Inc., a sugar plantation and real estate development corporation located on Kauai in the Hawaiian Islands. He is also an independent real estate manager and investor. Mr. Patterson served as Regional Vice President of Northern California Savings and Loan Association between April 1979 and September 1980. Prior to that appointment, he served as a Vice President and Manager of the Menlo Park branch of Northern California Savings and Loan Association. In these capacities, he has gained considerable experience in real estate financing.

    Mr. John H. Hoefer, age 80, was elected a Trustee in 1982 and Vice President in June 1988. Mr. Hoefer is a Rear Admiral, United States Naval Reserve. He was founder of Hoefer, Dieterich and Brown, Inc., an advertising agency in San Francisco, and was its Chairman at the time of its merger with Chiat/Day, Inc. in 1979. He was also a Chairman of Chiat/Day, Inc. (San Francisco).

    Mr. Harry E. Kellogg, age 72, has served as a Trustee and Treasurer of the Trust since the date of its inception and was an initial investor. Mr. Kellogg was elected Executive Vice President of the Trust on December 5, 1978 and was President from February 1980 to May 1985. Mr. Kellogg has served as Trustee of the Seattle Retail Clerks Union Pension Fund, the GEMCO Retail Clerks Union Pension Trust Fund and is the former Vice President Finance and Secretary of Leslie Salt Co., a salt production company, with extensive real estate holdings in the San Francisco Bay Area. At Leslie Salt Co., from which he retired in 1979, Mr. Kellogg was responsible for the financial, administrative and tax matters of the company.

    Mr. William S. Royce, age 77, has been an investor in the Trust since 1964 and was elected a Trustee in 1980 and Secretary on June 15, 1988. Mr Royce is an independent management consultant specializing in business planning and regional economic development. He retired in 1984 from SRI International (Stanford Research Institute). Mr. Royce also is a director of Diablo Research Corporation and Treasurer of the Silicon Valley Economic Roundtable.

    Mr. Robert C. Gould, age 51, was elected a Trustee and appointed Vice President in June 1989 and has previously served as a Vice President and Secretary of the Trust from 1985 through 1988. Mr. Gould is President and a director of Menlo Management. Mr. Gould is the son-in-law of Charles R. Collier and, together with his wife, owns 83% of Menlo Management. Prior to his employment with Menlo Management, he was a real estate analyst with Shell-Mex/B.P. Ltd., a subsidiary of the Royal Dutch/Shell Group of Companies. He is a registered NASD principal and securities representative, and a licensed California real estate broker.

ITEM 11.  EXECUTIVE COMPENSATION

    During the fiscal year ended December 31, 1995, there were no officers and/or Trustees whose aggregate direct remuneration exceeded $100,000. With respect to the President of the Trust, aggregate direct remuneration, consisting of fees for services performed as a Trustee, paid during the last three fiscal years was as follows:

                                                 AGGREGATE
            NAME AND                              DIRECT
       PRINCIPAL POSITION            YEAR      REMUNERATION
---------------------------------  ---------  ---------------
Wilcox Patterson, President             1995    $    16,600
                                        1994    $    16,200
                                        1993    $    16,400

    During fiscal 1995, aggregate direct remuneration paid to all Trustees and officers as a group (five persons) was $26,400, all of which consisted of fees for services performed as Trustees. Trustees are paid a monthly fee of $200 for their services and a fee of $200 per Trustee meeting attended. Committee members receive $100 per committee meeting attended. The Trust has an Audit Committee, which makes recommendations concerning the engagement of independent public accountants, reviews the plans and results of the audit engagement and reviews the adequacy of the Trust's internal accounting controls, and a Compensation Committee.

    None of the Trustees or executive officers of the Trust has failed to file, on a timely basis, reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as to each of the Trustees the number of Trust Shares owned, directly or indirectly, by him on December 31, 1995. No person is known by the Trust to be the beneficial owner of more than five percent of the Trust's outstanding Trust Shares. Each person identified in the table has sole voting and investment power with respect to all Trust Shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise indicated, the address of each person listed below is 1010 El Camino Real, Suite 210, Menlo Park, California 94025.

                                                                           NUMBER OF SHARES
                                                                             BENEFICIALLY      PERCENT OF
NAME                                                                             OWNED         CLASS (1)
-------------------------------------------------------------------------  -----------------  ------------
John H. Hoefer (2)(3)....................................................         68,003           1.835%
Harry E. Kellogg (4).....................................................          7,293            .197%
Wilcox Patterson (4)(5)..................................................         27,900            .753%
William S. Royce (2)(3)..................................................          2,708            .073%
Robert C. Gould..........................................................          1,471            .040%

------------------------
(1) Based on 3,706,845 Trust Shares outstanding as of December 31, 1995, and warrants to purchase 108,848.5 Trust Shares held by certain shareholders as of December 31, 1995.

(2) Member of Audit Committee.

(3) Member of Compensation Committee.

(4) Voting and investment power are shared.

(5) Includes 21,584 Trust Shares owned by members of Mr. Patterson's family as to which Mr. Patterson disclaims any beneficial ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INCENTIVE COMPENSATION PLAN

    For 1990 and thereafter, the Trustees have approved an incentive compensation plan for Robert C. Gould, Trustee and Vice President of the Trust. The annual incentive bonus under the agreement will be determined as follows:
7.5% of the difference between "operating income" and 8.6% "adjusted average equity." "Operating income" is defined as income from operations before depreciation, gain on property sales, and deductions for investment advisory fee, but after deduction for amortization of deferred costs. "Adjusted average equity" is defined as the average of the year's beginning and ending shareholders' equity plus accumulated depreciation. Incentive compensation will be paid in stock, valued per share at the time the compensation is paid at a price equal to the net proceeds per share received by the Trust in sales of shares to the public. The Trustees intend to review and modify if appropriate for each succeeding year, the percentage return on adjusted average equity used in the above calculation so that it is comparable to rates of return being earned by competing real estate entities. For 1995, 1994 and 1993, the incentive compensation program resulted in no bonus payment to Mr. Gould.

INVESTMENT ADVISOR, PROPERTY MANAGEMENT AGREEMENTS AND SALES SUPPORT SERVICES AGREEMENT

    Collier Investment acts as both investment advisor and real estate broker for the Trust. Menlo Management manages the Trust's properties. Until its dissolution in 1995, Presco provided support and capital fund raising services and acted as a crossing agent for shareholders wishing to purchase existing Trust shares. Collier Investment is a proprietorship of Russell Collier. Menlo Management is 17% owned by Mr. Collier and 83% owned by Robert C. Gould, a Trustee and Vice President of the Trust. See Note 2 of Notes to Consolidated Financial Statements for a description of the compensation paid to Collier Investment and Menlo Management during the fiscal year ended December 31, 1995. Beginning on January 1, 1994, a revised investment advisory agreement became effective, which provides for a base advisory fee to Collier Investment of 1/5 of 1% of gross Trust assets. In July 1994 at Mr. Collier's request this fee was reduced by 50% to 1/10 of 1% of gross Trust assets retroactive to January 1, 1994. Mr. Collier also voluntarily waived his right to receive any real estate brokerage commissions as a result of the sales of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, and Menlo Center, which was sold on February 29, 1996.

LOANS FROM AFFILIATES OF MENLO MANAGEMENT COMPANY

    Due to the shortage or unavailability of equity financing, the Trust obtained short-term financing at competitive rates to provide working capital and to complete the development of its Lakeshore Plaza Shopping Center through a group of private limited partnerships. Menlo Management Company serves as general partner in these partnerships and the Notes are secured by mortgages on the Trust's properties or pledge of Promissory Notes owned by the Trust.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

    (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. See Item 8 of this Annual Report or Form 10-K for Consolidated Financial Statements for the Trust, Notes thereto, and Consolidated Supplemental Schedules. A Table of Contents to Consolidated Financial Statements and Consolidated Supplemental Schedules is included in Item 8 and incorporated herein by reference.

    (b) REPORTS ON FORM 8-K. Report on Form 8-K was filed by the Trust on March 28, 1995. In 1996, Report on Form 8-K was filed by the Trust on March 14, 1996.

    (c) Exhibits:

    TABLE
  REFERENCE                EXHIBIT                                LOCATION
--------------  -----------------------------  -----------------------------------------------
3 and 4         Declaration of Trust and       Incorporated by reference from Form 10 and Form
                 Amendments                     8-K of May 4, 1982

    The exhibits required by Item 601 of Regulation 5-K have been filed with previous reports by the registrant and are incorporated by reference thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC REAL ESTATE INVESTMENT TRUST

                                            Registrant

                                          By:        /s/ WILCOX PATTERSON

                                             -----------------------------------
                                                 Wilcox Patterson, PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)

                                          By:        /s/ HARRY E. KELLOGG

                                             -----------------------------------
                                                 Harry E. Kellogg, TREASURER
                                                  (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

Date: March 21, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         SIGNATURES                                  DATE
------------------------------------------------------------  ------------------

                    /s/ WILCOX PATTERSON
      ------------------------------------------------
                     Wilcox Patterson,                          March 21, 1996
                   PRESIDENT AND TRUSTEE

                          /s/ HARRY E. KELLOGG
      ------------------------------------------------
                     Harry E. Kellogg,                          March 21, 1996
                   TREASURER AND TRUSTEE

                           /s/ ROBERT C. GOULD
      ------------------------------------------------
                      Robert C. Gould,                          March 21, 1996
                          TRUSTEE

                           /s/ WILLIAM S. ROYCE
      ------------------------------------------------
                     William S. Royce,                          March 21, 1996
                          TRUSTEE

                            /s/ JOHN H. HOEFER
      ------------------------------------------------
                      John H. Hoefer,                           March 21, 1996
                          TRUSTEE

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC REAL ESTATE INVESTMENT TRUST

                                            Registrant

                                          By:

                                             -----------------------------------
                                                 Wilcox Patterson, PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)

                                          By:

                                             -----------------------------------
                                                 Harry E. Kellogg, TREASURER
                                                  (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

Date: March 21, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         SIGNATURES                                  DATE
------------------------------------------------------------  ------------------

      ------------------------------------------------
                     Wilcox Patterson,                          March 21, 1996
                   PRESIDENT AND TRUSTEE

      ------------------------------------------------
                     Harry E. Kellogg,                          March 21, 1996
                   TREASURER AND TRUSTEE

      ------------------------------------------------
                      Robert C. Gould,                          March 21, 1996
                          TRUSTEE

      ------------------------------------------------
                     William S. Royce,                          March 21, 1996
                          TRUSTEE

      ------------------------------------------------
                      John H. Hoefer,                           March 21, 1996
                          TRUSTEE