Form 10-Q
period 1996-03-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1996-05-14
CIK 230437

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



                         FOR THE QUARTER MARCH 31, 1996



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

                    Yes    X                      No
                        ------                       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                         $10 Par Value, 3,706,845 shares



- --------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                         PART I - FINANCIAL INFORMATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


ITEM I - FINANCIAL STATEMENTS

                                                     THREE MONTHS           THREE MONTHS
                                                        ENDED                  ENDED
                                                    MARCH 31, 1996         MARCH 31, 1995

Rental revenues. . . . . . . . . . . . . . . . .    $    1,859,000         $    2,898,000
                                                    --------------         --------------

Operating expenses (including related party
amounts of $144,000 and $239,000 in 1996 and 1995
respectively):
   Operating . . . . . . . . . . . . . . . . . .           479,000                547,000
   Property tax. . . . . . . . . . . . . . . . .           161,000                241,000
   General and administrative. . . . . . . . . .           123,000                182,000
   Depreciation and amortization . . . . . . . .           608,000                882,000
   Property management fees. . . . . . . . . . .            64,000                109,000
                                                    --------------         --------------
             Total operating expenses. . . . . .         1,435,000              1,961,000
                                                    --------------         --------------

Operating income . . . . . . . . . . . . . . . .           424,000                937,000
                                                    --------------         --------------

Other income/(expense):
    Interest income. . . . . . . . . . . . . . .           156,000                153,000
    Interest expense . . . . . . . . . . . . . .        (1,070,000)             1,810,000)
    Reincorporation expenses . . . . . . . . . .                                  (67,000)
    Gain on property sale. . . . . . . . . . . .           952,000
                                                    --------------         --------------
     Total other income/(expense). . . . . . . .            38,000             (1,724,000)
                                                    --------------         --------------
Net income (loss) before minority interest . . .           462,000               (787,000)
Minority interest in joint venture . . . . . . .           (99,000)               (85,000)
                                                    --------------         --------------

Net income (loss). . . . . . . . . . . . . . . .    $      363,000         $     (872,000)
                                                    --------------         --------------
                                                    --------------         --------------

Net income (loss) per share of beneficial
interest . . . . . . . . . . . . . . . . . . . .    $         0.10         $        (0.24)
                                                    --------------         --------------
                                                    --------------         --------------


                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS

                                    (UNAUDITED)


                                        ASSETS

                                                       MAR 31, 1996       DEC 31, 1995
                                                     --------------     --------------

Investment in commercial properties:
   Operating properties:
     Land. . . . . . . . . . . . . . . . . . . . .   $ 10,979,000        $ 14,308,000
     Buildings and improvements. . . . . . . . . .     42,324,000          56,345,000
     Accumulated depreciation. . . . . . . . . . .    (16,019,000)        (18,375,000)
                                                    -------------       -------------
     Operating properties - net. . . . . . . . . .     37,284,000          52,278,000

Mortgage notes receivable. . . . . . . . . . . . .      6,567,000           6,565,000

Tenant and other notes receivable - net. . . . . .        230,000             246,000
Cash . . . . . . . . . . . . . . . . . . . . . . .        790,000             308,000
Restricted cash. . . . . . . . . . . . . . . . . .        100,000             100,000
Accounts receivable (net of allowance of $169,000
in 1996 and $136,000 in 1995 . . . . . . . . . . .        991,000             891,000
Deferred lease commissions - net . . . . . . . . .        514,000             742,000
Deferred financing costs - net . . . . . . . . . .        279,000             440,000
Other assets . . . . . . . . . . . . . . . . . . .      1,262,000           1,305,000
                                                    -------------       -------------
     Total . . . . . . . . . . . . . . . . . . . .    $48,017,000         $62,875,000
                                                    -------------       -------------
                                                    -------------       -------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage loans. . . . . . . . . . . . . . . . .  $  25,976,000       $  36,818,000
   Short-term notes. . . . . . . . . . . . . . . .      7,090,000          11,190,000
   Security deposits . . . . . . . . . . . . . . .        139,000             231,000
   Accounts payable and other liabilities. . . . .        401,000             566,000
                                                    -------------       -------------
     Total liabilities . . . . . . . . . . . . . .     33,606,000          48,805,000
                                                    -------------       -------------

Commitments and contingencies
Minority interest in joint venture . . . . . . . .      3,299,000           3,321,000
Shareholders' Equity:
   Shares of beneficial interest, $10 par value,
     authorized: 1996 and 1995, 10,611,863;
     shares issued and outstanding: 1996 and 1995,
     3,706,845 . . . . . . . . . . . . . . . . . .     37,068,000          37,068,000
Additional paid-in capital . . . . . . . . . . . .     11,009,000          11,009,000
Distributions in excess of net income. . . . . . .    (36,965,000)        (37,328,000)
                                                    -------------       -------------
Shareholders' equity - net . . . . . . . . . . . .     11,112,000          10,749,000
                                                    -------------       -------------
     Total . . . . . . . . . . . . . . . . . . . .    $48,017,000         $62,875,000
                                                    -------------       -------------
                                                    -------------       -------------


                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 For the three months ended March 31,
                                                                      1996                1995
                                                                 --------------      --------------

Cash Flow from Operating Activities:
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $    363,000     $    (872,000)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . .        539,000           747,000
     Amortization of note receivable discount. . . . . . . . .         (5,000)          (19,000)
     Amortization of deferred cost . . . . . . . . . . . . . .         68,000           122,000
     Minority interest in joint venture's operations . . . . .         99,000            85,000
     Provision for doubtful receivables. . . . . . . . . . . .        (26,000)           30,000
     Gain on sale of property. . . . . . . . . . . . . . . . .       (952,000)
 Changes in operating assets and liabilities:
     Accounts payable and other liabilities. . . . . . . . . .       (156,000)         (997,000)
     Security deposits . . . . . . . . . . . . . . . . . . . .         31,000           (48,000)
     Deferred lease commissions. . . . . . . . . . . . . . . .        (44,000)          (49,000)
     Accounts receivable . . . . . . . . . . . . . . . . . . .        (89,000)            4,000
       Other assets. . . . . . . . . . . . . . . . . . . . . .        (32,000)          (40,000)
                                                                  -------------    -------------
Net cash used by operating activities. . . . . . . . . . . . .       (204,000)       (1,037,000)
                                                                  -------------    -------------

Cash Flow from Investing Activities:
     Construction of properties. . . . . . . . . . . . . . . .        (26,000)          (29,000)
     Collection of notes receivable. . . . . . . . . . . . . .         19,000            17,000
     Proceeds from sale of Lakeshore . . . . . . . . . . . . .                       14,043,000
     Proceeds from sale of Menlo Center. . . . . . . . . . . .      5,025,000
                                                                 -------------    -------------
Net cash provided in investing activities. . . . . . . . . . .      5,018,000        14,031,000
                                                                 -------------    -------------
Cash Flow from Financing Activities:
     Proceeds from short-term notes. . . . . . . . . . . . . .                          100,000
     Re-Payment of mortgage loans. . . . . . . . . . . . . . .       (112,000)       (4,324,000)
     Re-Payment of short-term notes. . . . . . . . . . . . . .     (4,100,000)       (5,045,000)
     Re-Payment of unsecured loans . . . . . . . . . . . . . .                       (3,000,000)
     Distributions of joint venture partner. . . . . . . . . .       (120,000)         (120,000)
                                                                 -------------     -------------
Net cash used by financing activities. . . . . . . . . . . . .     (4,332,000)      (12,389,000)
                                                                 -------------     -------------

Increase in cash . . . . . . . . . . . . . . . . . . . . . . .        482,000           605,000
     Cash, January 1 . . . . . . . . . . . . . . . . . . . . .        308,000           666,000
                                                                 -------------     -------------
     Cash, March 31. . . . . . . . . . . . . . . . . . . . . .       $790,000        $1,271,000
                                                                 -------------     -------------
                                                                 -------------     -------------


NON CASH TRANSACTIONS
     Assumption of mortgage note payable by the buyers of Lakeshore Plaza Shopping for $15,826,000 in 1995 and Menlo Center for $10,730,000 in 1996.

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

Income Taxes

     The Internal Revenue Code provides that a trust qualifies as a real estate investment trust if, among other things, the trust distributes each year at least 95% of its taxable income to shareholders. If the Trust distributes at least 95% of its taxable income to shareholders, such distributions can be treated as deductions for income tax purposes. Because it is the policy of the Trust to distribute amounts approximately equal to its taxable income plus depreciation and amortization, no provision for incomes taxes has been made in the accompanying financial statements.

Sale of Menlo Center

     The Trust sold Menlo Center on February 29, 1996. The sale price was $16,200,000. The buyer assumed the existing financing in the amount of $10,730,000. After payment of the closing costs, transfer taxes, real estate commissions and miscellaneous selling expenses, all totalling approximately $445,000, the net proceeds of approximately $5,025,000 were used to repay short-term debt and to provide working capital. Under the terms of the sale contract, the Trust is obligated to subsidize the buyer's net operating income to the extent necessary to assure the buyer of an 8.5% investment yield from the operation of Menlo Center. The Trust's liability in this respect extends to the maturity date of the existing First Trust Deed financing which the buyer assumed in the purchase. The financing expires in 2000.

Reclassifications

     Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

Related Party Transactions

     Fees paid or payable to the Advisor and Menlo Management Company for three months ended March 31, 1996 and 1995 were as follows:



                                           1996          1995
                                       ---------     -----------
ADVISOR
Advisory fee - .1% of Assets. . . . .  $  14,000     $   28,000
MENLO MANAGEMENT COMPANY
Property management fees. . . . . . .     64,000        109,000
Administrative services . . . . . . .     38,000         65,000
Lease commissions . . . . . . . . . .     23,000         18,000
Loan fee  . . . . . . . . . . . . . .     28,000         37,000
  Total . . . . . . . . . . . . . . .  $ 167,000     $  257,000



Net Income Per Share of Beneficial Interest

     Net income per share of beneficial interest is computed by dividing net income the weighted average number of shares outstanding for the three months ended March 31, 1996 and 1995 were as follows:

                                                        1996         1995
                                                        ----         ----

     Weighted average number of shares outstanding   3,706,845    3,706,845

                      PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

    (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $204,000 for the three months ended March 31, 1996 as compared to cash used of $1,037,000 for the three months ended March 31, 1995. The net change is primarily due to both the sale of Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996.

Cash flow provided by investing activities was $5,018,000 for the three months ended March 31, 1996 compared to $14,031,000 for the three months ended March 31, 1995. The results are from the proceeds from the sale of Menlo Center in 1996 compared to the proceeds from the sale of Lakeshore Plaza Shopping Center in March 1995.

Cash flow used by financing activities was $4,332,000 for the three months ended March 31, 1996 as compared to $12,389,000 for the three months ended March 31, 1995. The decrease in 1996 is due to repayment of short term notes payable due to the sale of Menlo Center. The increase in 1995 is due to repayment of an unsecured notes payable and short term notes payable due to the sale of Lakeshore Plaza Shopping Center.

The Trust's other sources of liquidity include: (1) extension of short-term notes payable for periods not to exceed five years; (2) approximately $6,567,000 in mortgage loans receivable which mature at various dates over the next four years.

    (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1996 VS. 1995:

Net income for the three months ended March 31, 1996 was $363,000 as compared to a net loss of $872,000 for the three months ended March 31, 1995.

During the first three months rental revenues decreased from $2,898,000 in 1995 to $1,859,000 as a result of declining revenues at El Portal Shopping Center and the sale of both Lakeshore Plaza Shopping Center in March 1995 and Menlo Center in February 1996.

Operating expenses decreased from $547,000 in 1995 to $479,000 in 1996, a decrease of $68,000 or 12% due to the sale of Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996. This decrease was partially offset by an increase in El Portal Shopping Center ground lease.

Property taxes decreased from $241,000 in 1995 to $161,000 in 1996, a decrease of $80,000, or 33%. Property management fees decreased from $109,000 in 1995 to $64,000 in 1996, a decrease of $45,000, or 41%. Depreciation and Amortization decreased from $882,000 in 1995 to $608,000 in 1996, a decrease of $274,000, or
31%. Each of these decreases resulted from both the sale of Lakeshore Plaza Shopping Center on March 13, 1995 and Menlo Center on February 29, 1996.

General and administrative expense decreased from $182,000 in 1995 to $123,000 in 1996, a decrease of $59,000 or 32% due to cost saving measures.

Interest expense decreased by $740,000, or 41%, from $1,810,000 in 1995 to $1,070,000 in 1996. Of this decrease $330,000 is due to the sale of Lakeshore Plaza Shopping Center in 1995, $93,000 is due to the sale of Menlo Center in 1996, and $295,000 is due to the repayment of unsecured note payable and short term notes payable which were paid off in 1995 and 1996.



    ITEM 6 (B) - Report on Form 8K was filed on March 14, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                  PACIFIC REAL ESTATE INVESTMENT TRUST





Date:  MAY 6, 1996                By: _____________________
      ------------                      Robert Ch. Gould
                                        VICE PRESIDENT





Date:  MAY 6, 1996                By: _____________________
      ------------                      Harry E. Kellogg
                                           TREASURER