Form 10-Q
period 1996-06-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1996-07-29
CIK 230437

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                          FOR THE QUARTER JUNE 30, 1996



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

                    Yes    X                      No
                       ---------                    ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                         $10 Par Value, 3,706,845 shares


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                         PART I - FINANCIAL INFORMATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

ITEM I - FINANCIAL STATEMENTS

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         ---------------------------   ----------------------------
                                                         JUNE 30, 1996  JUNE 30, 1995  JUNE 30, 1996  JUNE 30, 1995
                                                         -------------  -------------  -------------  -------------
Rental revenues                                           $  1,468,000   $  2,109,000   $  3,327,000   $  5,007,000
                                                         -------------  -------------  -------------  -------------
Operating expenses (including related party
amounts of $117,000 three months ended
June 30, 1996 and $261,000  six months
ended June 30, 1996, $155,000 three months
ended June 30, 1995 and $394,000 six months
ended June 30, 1995)
     Operating                                                 375,000        563,000        854,000      1,110,000
     Property tax                                              126,000        170,000        287,000        411,000
     General and administrative                                136,000        185,000        259,000        367,000
     Depreciation and amortization                             503,000        665,000      1,111,000      1,547,000
     Property management fees                                   50,000         68,000        114,000        177,000
                                                         -------------  -------------  -------------  -------------
               Total operating expenses                      1,190,000      1,651,000      2,625,000      3,612,000
                                                         -------------  -------------  -------------  -------------
 Operating income                                              278,000        458,000        702,000      1,395,000
                                                         -------------  -------------  -------------  -------------
Other income/(expense):
     Interest income                                           161,000        160,000        317,000        313,000
     Interest expense                                         (825,000)    (1,185,000)    (1,895,000)    (2,995,000)
     Reincorporation expenses                                                 (63,000)                     (130,000)
     Gain (loss) on property sale                             (160,000)                      792,000
     Loss on sale of options                                                 (102,000)                     (102,000)
                                                         -------------  -------------  -------------  -------------
          Total other income/(expense)                        (824,000)    (1,190,000)      (786,000)    (2,914,000)
                                                         -------------  -------------  -------------  -------------
Net loss before minority interest                             (546,000)      (732,000)       (84,000)    (1,519,000)
                                                         -------------  -------------  -------------  -------------
Minority interest in joint venture                            (105,000)       (85,000)      (204,000)      (170,000)
                                                         -------------  -------------  -------------  -------------
Net loss                                                  $   (651,000)      (817,000)  $   (288,000)  $ (1,689,000)
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
Net loss per share of beneficial interest                 $      (0.18)  $      (0.22)  $      (0.08)  $      (0.46)
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------

See notes to consolidated financial statements.

                       PACIFIC REAL ESTATE INVESTMENT TRUST

                         CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                    ASSETS

                                                         JUNE 30,1996   DEC 31, 1995
                                                        -------------- --------------
Investment in commercial properties:
     Operating properties:
          Land                                          $   10,979,000 $   14,308,000
          Buildings and improvements                        42,367,000     56,345,000
          Accumulated depreciation                         (16,479,000)   (18,375,000)
                                                        -------------- --------------
          Operating properties - net                        36,867,000     52,278,000

Mortgage notes receivable                                    6,568,000      6,565,000
Tenant and other notes receivable - net                        222,000        246,000
Cash                                                           396,000        308,000
Restricted cash                                                100,000        100,000
Accounts receivable (net of allowance of $191,000 in
1996 and $161,000 in 1995)                                   1,065,000        891,000
Deferred lease commissions - net                               497,000        742,000
Deferred financing costs - net                                 260,000        440,000
Other assets                                                 1,106,000      1,305,000
                                                        -------------- --------------
               Total                                    $   47,081,000 $   62,875,000
                                                        -------------- --------------
                                                        -------------- --------------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                     $   25,869,000 $   36,818,000
     Short-term notes                                        7,090,000     11,190,000
     Security deposits                                         139,000        231,000
     Accounts payable and other liabilities                    177,000        566,000
                                                        -------------- --------------
               Total liabilities                            33,275,000     48,805,000
                                                        -------------- --------------
Commitments and contingencies
Minority interest in joint venture                           3,345,000      3,321,000
Shareholders' Equity:
     Shares of beneficial interest, $10 par value,
     authorized:
     1996 and 1995, 10,611,863; shares issued and
     outstanding:  1996 and 1995, 3,706,845                 37,068,000     37,068,000
Additional paid-in capital                                  11,009,000     11,009,000
Distributions in excess of net income                      (37,616,000)   (37,328,000)
                                                        -------------- --------------
Shareholders' equity - net                                  10,461,000     10,749,000
                                                        -------------- --------------
               Total                                    $   47,081,000 $   62,875,000
                                                        -------------- --------------
                                                        -------------- --------------

See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                       For the six months ended June 30,
                                                               1996           1995
                                                          ------------   ------------
Cash Flow from Operating Activities:
     Net loss                                             $   (288,000)  $ (1,689,000)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
          Depreciation                                         999,000      1,329,000
          Amortization of note receivable discount             (11,000)       (39,000)
          Amortization of deferred cost                        110,000        203,000
          Minority interest in joint venture's operations      204,000        170,000
          Provision for doubtful receivables                    52,000         30,000
          Gain on sale of property                            (792,000)
          Loss on sale of options                                             102,000
     Changes in operating assets and liabilities
          Accounts payable and other liabilities              (380,000)    (1,133,000)
          Security deposits                                     31,000        (65,000)
          Deferred lease commissions                           (50,000)       (46,000)
          Accounts receivable                                 (241,000)        66,000
               Other assets                                    125,000        (82,000)
                                                          ------------   ------------
Net cash used by operating activities                         (241,000)    (1,154,000)
                                                          ------------   ------------

Cash Flow from Investing Activities:
          Construction of properties                           (69,000)       (66,000)
          Collection of notes receivable                        32,000         36,000
          Additions to notes receivable                                        (4,000)
          Proceeds from sale of Lakeshore                                  14,043,000
          Proceeds from sale of Menlo Center                 4,865,000
          Proceeds (uses) from sale of options                               (102,000)
                                                          ------------   ------------
Net cash provided in investing activities                    4,828,000     13,907,000
                                                          ------------   ------------

Cash Flow from Financing Activities:
          Proceeds from short-term notes                                      100,000
          Re-Payment of mortgage loans                        (219,000)    (4,444,000)
          Re-Payment of short-term notes                    (4,100,000)    (5,045,000)
          Re-Payment of unsecured loans                                    (3,000,000)
          Distributions of joint venture partner              (180,000)      (180,000)
                                                          ------------   ------------
Net cash used by financing activities                       (4,499,000)   (12,569,000)
                                                          ------------   ------------

     Increase in cash                                           88,000        184,000
          Cash, January 1                                      308,000        666,000
                                                          ------------   ------------
          Cash, June 30                                    $   396,000       $850,000
                                                          ------------   ------------
                                                          ------------   ------------

NON CASH TRANSACTIONS
Assumption of mortgage note payable by the buyers of Lakeshore Plaza Shopping Center for $15,826,000 in 1995 and Menlo Center for $10,730,000 in 1996.

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

Sale of Menlo Center

The Trust sold Menlo Center on February 29, 1996. The sale price was $16,200,000. The buyer assumed the existing financing in the amount of $10,730,000. After payment of closing costs, transfer taxes, real estate commissions to unaffiliated third party and miscellaneous selling expenses, all totalling approximately $445,000, the net proceeds of approximately $4,865,000 were used to repay short-term debt and to provide working capital. Additional expenses in the second quarter of $160,000 represent expenses per the terms of the sale contract. Under the terms of the purchase and sale agreement, the Trust is obligated to subsidize the buyer's net operating income to the extent necessary to assure the buyer of an 8.5% investment yield from the operation of Menlo Center. The Trust's liability in this respect extends to the maturity date of the existing First Trust Deed financing which the buyer assumed in the purchase. The financing expires in 2000.

Reclassifications

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

Related Party Transactions

Fees paid or payable to the Advisor and Menlo Management Company for three months and six months ended 1996 and 1995 were as follows:

                                                                 Three months ended             Six months ended
                                                           June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                                           -------------   -------------   -------------   -------------
ADVISOR
Advisory fee - .1% of Assets                                 $  12,000      $   9,000         $ 26,000         $ 37,000

MENLO MANAGEMENT COMPANY
Property management fees                                        50,000         68,000          114,000          177,000
Administrative services                                         37,000         50,000           75,000          115,000
Lease commissions                                                4,000                          27,000           18,000
Loan fee                                                        18,000         25,000           46,000           62,000
Rent                                                                            3,000                             3,000
                                                             ---------      ---------        ---------        ---------
     Total                                                   $ 121,000      $ 155,000        $ 288,000        $ 412,000
                                                             ---------      ---------        ---------        ---------
                                                             ---------      ---------        ---------        ---------

Net Income Per Share of Beneficial Interest

Net income per share of beneficial interest is computed by dividing net income by the weighted average number of shares outstanding for the three months and six months ended June 30, 1996 and 1995 were as follows:

                                                         1996          1995
                                                       --------      ---------
Weighted average number of shares outstanding          3,706,845      3,706,845

                       PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

     (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $241,000 for the six months ended June 30, 1996 as compared to cash used of $1,154,000 for the six months ended June 30, 1995. The net change is primarily due to both the sale of Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996.

Cash flow provided by investing activities was $4,828,000 for the six months ended June 30, 1996 compared to $13,907,000 for the six months ended June 30, 1995. The results are from the proceeds from the sale of Menlo Center in 1996 compared to the proceeds from the sale of Lakeshore Plaza Shopping Center in March 1995.

Cash flow used by financing activities was $4,499,000 for the six months ended June 30, 1996 as compared to $12,569,000 for the six months ended June 30, 1995. The lower amount in 1996 is due to repayment of short term notes payable due to the sale of Menlo Center compared to the larger amount in 1995 arising from repayment of unsecured notes payable and short term notes payable due to the sale of Lakeshore Plaza Shopping Center.

The Trust's other sources of liquidity include: (1) extension of short-term notes payable for periods not to exceed five years; (2) approximately $6,568,000 in mortgage notes receivable which mature at various dates over the next four years.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1996 VS. 1995:

Net loss for the six months ended June 30, 1996 was $288,000 as compared to a net loss of $1,689,000 for the six months ended June 30, 1995.

During the first six months rental revenues decreased from $5,007,000 in 1995 to $3,327,000 as a result of declining revenues at El Portal Shopping Center and the sale of both Lakeshore Plaza Shopping Center in March 1995 and Menlo Center in February 1996.

Operating expenses decreased from $1,110,000 in 1995 to $854,000 in 1996, a decrease of $256,000 or 23% due to the sale of Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996. This decrease was partially offset by an increase in El Portal Shopping Center ground lease.

Property taxes decreased from $411,000 in 1995 to $287,000 in 1996, a decrease of $124,000, or 30%. Property management fees decreased from $177,000 in 1995 to $114,000 in 1996, a decrease of $63,000, or 36%. Depreciation and Amortization decreased from $1,547,000 in 1995 to $1,111,000 in 1996, a decrease of $436,000, or 28%. Each of these decreases resulted from both the sale of Lakeshore Plaza Shopping Center in March 1995 and Menlo Center in February 1996.

General and administrative expense decreased from $367,000 in 1995 to $259,000 in 1996, a decrease of $108,000 or 29% due to cost saving measures.

Interest expense decreased by $1,100,000, or 37%, from $2,995,000 in 1995 to $1,895,000 in 1996. Of this decrease $330,000 is due to the sale of Lakeshore Plaza Shopping Center in 1995, $349,000 is due to the sale of Menlo Center in 1996, and $380,000 is due to the repayment of an unsecured note payable and short term notes payable which were paid off in 1995 and 1996.

Material changes for the three months ended June 30, 1996 vs 1995 were for the same reason in relative proportionate amounts as those shown for the six months.


ITEM 6 (b) - Report on Form 8K was filed on March 14, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.




                                   PACIFIC REAL ESTATE INVESTMENT TRUST



Date:  July 25, 1996               By:
       ----------------               ------------------------------
                                            Robert Ch. Gould
                                              VICE PRESIDENT





Date:  July 25, 1996               By:
       ----------------               ------------------------------
                                             Harry E. Kellogg
                                                  TREASURER