Form 10-Q
period 1996-09-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1996-10-31
CIK 230437

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



                       FOR THE QUARTER SEPTEMBER 30, 1996



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

                       Yes    X                No
                           -------                -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                         $10 Par Value, 3,706,845 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


ITEM I - FINANCIAL STATEMENTS                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              ------------------               -----------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------   -------------   -------------
                                                             1996            1995            1996            1995
                                                             ----            ----            ----            ----
Rental revenues. . . . . . . . . . . . . . . . . . . . .   $1,371,000      $1,875,000      $4,698,000      $6,882,000
                                                           ----------      ----------      ----------      ----------
Operating expenses (including related party amounts
of $113,000 three months ended September 30, 1996
and $374,000 nine months ended September 30, 1996,
$152,000 three months ended September 30, 1995 and
$548,000 nine months ended September 30, 1995)
     Operating . . . . . . . . . . . . . . . . . . . . .      468,000         525,000       1,322,000       1,635,000
     Property tax. . . . . . . . . . . . . . . . . . . .      127,000         169,000         414,000         580,000
     General and administrative. . . . . . . . . . . . .      127,000         141,000         386,000         508,000
     Depreciation and amortization . . . . . . . . . . .      576,000         679,000       1,687,000       2,226,000
     Property management fees. . . . . . . . . . . . . .       46,000          67,000         160,000         244,000
                                                           ----------      ----------      ----------      ----------
        Total operating expenses . . . . . . . . . . . .    1,344,000       1,581,000       3,969,000       5,193,000
                                                           ----------      ----------      ----------      ----------
Operating income . . . . . . . . . . . . . . . . . . . .       27,000         294,000         729,000       1,689,000
                                                           ----------      ----------      ----------      ----------
Other income/(expense):
     Interest income . . . . . . . . . . . . . . . . . .      153,000         162,000         470,000         475,000
     Interest expense. . . . . . . . . . . . . . . . . .     (791,000)     (1,184,000)     (2,686,000)     (4,179,000)
     Reincorporation expenses. . . . . . . . . . . . . .                       (9,000)                       (139,000)
     Gain(loss) on property sale . . . . . . . . . . . .      (20,000)                        772,000
     Loss on sale of options . . . . . . . . . . . . . .                                                     (102,000)
                                                           ----------      ----------      ----------      ----------
        Total other income/(expense) . . . . . . . . . .     (658,000)     (1,031,000)     (1,444,000)     (3,945,000)
                                                           ----------      ----------      ----------      ----------
Net loss before minority interest. . . . . . . . . . . .     (631,000)       (737,000)       (715,000)     (2,256,000)
                                                           ----------      ----------      ----------      ----------
Minority interest in joint venture . . . . . . . . . . .     (109,000)        (83,000)       (313,000)       (253,000)
                                                           ----------      ----------      ----------      ----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . .     (740,000)       (820,000)     (1,028,000)     (2,509,000)
                                                           ----------      ----------      ----------      ----------
                                                           ----------      ----------      ----------      ----------

Net loss per share of beneficial interest. . . . . . . .     $  (0.20)       $  (0.22)       $  (0.28)       $  (0.68)
                                                           ----------      ----------      ----------      ----------
                                                           ----------      ----------      ----------      ----------


                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                              -------------    ------------
                                                                  1996            1995
                                                                  ----            ----
Investment in commercial properties:
  Operating properties:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,979,000   $  14,308,000
    Buildings and improvements . . . . . . . . . . . . . . .     42,518,000      56,345,000
    Accumulated depreciation . . . . . . . . . . . . . . . .    (16,940,000)    (18,375,000)
                                                              -------------   -------------
    Operating properties - net . . . . . . . . . . . . . . .     36,557,000      52,278,000
Mortgage notes receivable. . . . . . . . . . . . . . . . . .      6,570,000       6,565,000
Tenant and other notes receivable - net. . . . . . . . . . .        184,000         246,000
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .        510,000         308,000
Restricted cash. . . . . . . . . . . . . . . . . . . . . . .      1,294,000         100,000
Accounts receivable (net of allowance of $119,000 in
1996 and $125,000 in 1995) . . . . . . . . . . . . . . . . .        460,000         891,000
Deferred lease commissions - net . . . . . . . . . . . . . .        431,000         742,000
Deferred financing costs - net . . . . . . . . . . . . . . .        242,000         440,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . .      1,032,000       1,305,000
                                                              -------------   -------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .     47,280,000      62,875,000
                                                              -------------   -------------
                                                              -------------   -------------


                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage loans . . . . . . . . . . . . . . . . . . . . . .  $  25,773,000   $  36,818,000
  Short-term notes . . . . . . . . . . . . . . . . . . . . .      7,245,000      11,190,000
  Security deposits. . . . . . . . . . . . . . . . . . . . .        137,000         231,000
  Accounts payable and other liabilities . . . . . . . . . .      1,070,000         566,000
                                                              -------------   -------------
    Total liabilities. . . . . . . . . . . . . . . . . . . .     34,225,000      48,805,000
                                                              -------------   -------------
Commitments and contingencies
Minority interest in joint venture . . . . . . . . . . . . .      3,334,000       3,321,000
Shareholders' Equity:
  Shares of beneficial interest, $10 par value, authorized:
    1996 and 1995, 10,611,863; shares issued and
    outstanding:  1996 and 1995, 3,706,845 . . . . . . . . .     37,068,000      37,068,000
Additional paid-in capital . . . . . . . . . . . . . . . . .     11,009,000      11,009,000
Distributions in excess of net income. . . . . . . . . . . .    (38,356,000)    (37,328,000)
                                                              -------------   -------------
Shareholders' equity - net . . . . . . . . . . . . . . . . .      9,721,000      10,749,000
                                                              -------------   -------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $  47,280,000   $  62,875,000
                                                              -------------   -------------
                                                              -------------   -------------


                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             For the nine months ended
                                                           September 30,    September 30,
                                                           -------------    -------------
                                                               1996             1995
                                                               ----             ----
Cash Flow from Operating Activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . $  (1,028,000)   $  (2,509,000)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . .     1,460,000        1,912,000
  Amortization of note receivable discount . . . . . . . .       (17,000)         (59,000)
  Amortization of deferred cost. . . . . . . . . . . . . .       223,000          283,000
  Minority interest in joint venture's operations. . . . .       313,000          254,000
  Provision for doubtful receivables . . . . . . . . . . .        77,000           79,000
  Gain on sale of property . . . . . . . . . . . . . . . .      (772,000)
  Loss on sale of options. . . . . . . . . . . . . . . . .                        102,000
 Changes in operating assets and liabilities
  Accounts payable and other liabilities . . . . . . . . .       513,000       (1,248,000)
  Security deposits. . . . . . . . . . . . . . . . . . . .        29,000          (65,000)
  Deferred lease commissions . . . . . . . . . . . . . . .       (79,000)         (63,000)
  Accounts receivable. . . . . . . . . . . . . . . . . . .       339,000          181,000
  Other assets . . . . . . . . . . . . . . . . . . . . . .       199,000          (54,000)
                                                           -------------    -------------
Net cash provided (used) by operating activities . . . . .     1,257,000       (1,187,000)
                                                           -------------    -------------

Cash Flow from Investing Activities:
  Increase in restricted cash. . . . . . . . . . . . . . .    (1,194,000)
  Construction of properties . . . . . . . . . . . . . . .      (220,000)         (23,000)
  Collection of notes receivable . . . . . . . . . . . . .        74,000           59,000
  Additions to notes receivable. . . . . . . . . . . . . .                         (4,000)
  Proceeds from sale of Lakeshore. . . . . . . . . . . . .                     14,043,000
  Proceeds from sale of Menlo Center . . . . . . . . . . .     4,845,000
  Uses from sale of options. . . . . . . . . . . . . . . .                       (102,000)
                                                           -------------    -------------
Net cash provided by investing activities. . . . . . . . .     3,505,000       13,973,000
                                                           -------------    -------------

Cash Flow from Financing Activities:
  Proceeds from short-term notes . . . . . . . . . . . . .       455,000          100,000
  Re-Payment of mortgage loans . . . . . . . . . . . . . .      (315,000)      (4,566,000)
  Re-Payment of short-term notes . . . . . . . . . . . . .    (4,400,000)      (5,045,000)
  Re-Payment of unsecured loans. . . . . . . . . . . . . .                     (3,000,000)
  Distributions to joint venture partner . . . . . . . . .      (300,000)        (300,000)
                                                           -------------    -------------
Net cash used by financing activities. . . . . . . . . . .    (4,560,000)     (12,811,000)
                                                           -------------    -------------

 Increase (decrease) in cash . . . . . . . . . . . . . . .       202,000          (25,000)
   Cash, January 1 . . . . . . . . . . . . . . . . . . . .       308,000          666,000
                                                           -------------    -------------
   Cash, September 30. . . . . . . . . . . . . . . . . . .       510,000          641,000
                                                           -------------    -------------
                                                           -------------    -------------

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

Sale of Menlo Center

     The Trust sold Menlo Center on February 29, 1996. The sale price was $16,200,000. The buyer assumed the existing financing in the amount of $10,730,102. After payment of closing costs, transfer taxes, real estate commissions and miscellaneous selling expenses, all totalling approximately $445,000, the net proceeds of approximately $4,845,000 were used to repay short-term debt and to provide working capital. Additional expenses in the second and third quarter of $180,000 represent expenses per the terms of the sale contract. Under the terms of the sale contract, the Trust is obligated to subsidize the buyer's net operating income to the extent necessary to assure the buyer of an 8.5% investment yield from the ownership and operation of Menlo Center. The Trust's liability in this respect extends to the maturity date of the existing First Trust Deed financing which the buyer assumed in the purchase. The financing expires in 2000.

Monterey Plaza

     In August 1996, HomeBase assigned its lease to Wal-Mart, making a net payment to the Trust of $964,000 as consideration. The cash proceeds from this transaction were placed in a restricted cash account, subject to the terms of the first mortgage lender and the demand of another tenant. Under the terms of Wal-Mart's assumption, the lease was substantially modified.

Reclassifications

     Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

Related Party Transactions

     Fees paid or payable to the Advisor and Menlo Management Company for three months and nine months ended 1996 and 1995 were as follows:

                                           Three months ended             Nine months ended
                                     Sept 30, 1996   Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
                                     -------------   -------------   -------------   -------------
ADVISOR
Advisory fee - .1% of Assets . . . .   $  12,000       $  16,000       $  38,000       $  53,000
MENLO MANAGEMENT COMPANY
Property management fees . . . . . .      46,000          66,000         160,000         243,000
Administrative services. . . . . . .      38,000          41,000         113,000         156,000
Lease commissions. . . . . . . . . .      29,000          25,000          56,000          43,000
Loan fees. . . . . . . . . . . . . .      17,000          26,000          63,000          88,000
Rent . . . . . . . . . . . . . . . .                       3,000                           6,000
                                       ---------       ---------       ---------       ---------
  Total. . . . . . . . . . . . . . .     142,000         177,000         430,000         589,000
                                       ---------       ---------       ---------       ---------
                                       ---------       ---------       ---------       ---------

Net Income Per Share of Beneficial Interest

     Net income per share of beneficial interest is computed by dividing net income by the weighted average number of shares outstanding for the three months and nine months ended September 30, 1996 and 1995 were as follows:
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

                      PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

     (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow provided by operating activities was $1,257,000 for the nine months ended September 30, 1996 as compared to cash used of $1,187,000 for the nine months ended September 30, 1995. The net change is primarily due to the sale of both Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996, partially offset by establishment of an impound account for restricted cash for Monterey Plaza.

Cash flow provided by investing activities was $3,505,000 for the nine months ended September 30, 1996 compared to $13,973,000 for the nine months ended September 30, 1995. The reduction in cash flow from this source results from the difference in the cash proceeds arising from the sale of Menlo Center in 1996 compared to the cash proceeds arising from the sale of Lakeshore Plaza Shopping Center in March 1995, partially offset by an increase in restricted cash for the impound account set up for Monterey Plaza.

Cash flow used by financing activities was $4,560,000 for the nine months ended September 30, 1996 as compared to $12,811,000 for the nine months ended September 30, 1995. This reduction in 1996 is due to repayment of a smaller amount of short term notes payable as a result of the sale of Menlo Center as compared to the repayment of a larger value of unsecured notes payable and short term notes payable resulting from the sale of Lakeshore Plaza Shopping Center in 1995.

The Trust's other sources of liquidity include: (1) extension of short-term notes payable for periods not to exceed five years; (2) approximately $6,570,000 in mortgage loans receivable which mature at various dates over the next five years.

     (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. 1995:

Net loss for the nine months ended September 30, 1996 was $1,028,000 as compared to a net loss of $2,509,000 for the nine months ended September 30, 1995.

During the first nine months rental revenues decreased from $6,882,000 in 1995 to $4,698,000 as a result of declining revenues at El Portal Shopping Center and the sales of both Lakeshore Plaza Shopping Center in March 1995 and Menlo Center in February 1996.

Operating expenses decreased from $1,635,000 in 1995 to $1,322,000 in 1996, a decrease of $313,000 or 19% due to the sales of Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996. This decrease was partially offset by an increase in ground lease rental expense for leased land adjacent to El Portal Shopping Center.

Property taxes decreased from $580,000 in 1995 to $414,000 in 1996, a decrease of $166,000, or 29%. Property management fees decreased from $244,000 in 1995 to $160,000 in 1996, a decrease of $84,000, or 34%. Depreciation and Amortization decreased from $2,226,000 in 1995 to $1,687,000 in 1996, a decrease of $539,000, or 24%. Each of these decreases resulted from the sales of Lakeshore Plaza Shopping Center in March 1995 and of Menlo Center in February 1996.

General and administrative expense decreased from $508,000 in 1995 to $386,000 in 1996, a decrease of $122,000 or 24% due to cost saving measures and reduced administrative activity.

Interest expense decreased by $1,493,000, or 36%, from $4,179,000 in 1995 to $2,686,000 in 1996. Of this decrease $330,000 is due to the sale of Lakeshore Plaza Shopping Center in 1995, $604,000 is due to the sale of Menlo Center in 1996, and $463,000 is due to the repayment of an unsecured note payable and short term notes payable which were paid off in 1995 and 1996.

Material changes for the three months ended September 30, 1996 vs 1995 were for the same reason in relative proportionate amounts as those shown for the nine months.

     ITEM 6 (b) - Report on Form 8K was filed on March 14, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                        PACIFIC REAL ESTATE INVESTMENT TRUST






Date:  October 31, 1996            By:   /s/  ROBERT CH. GOULD
      -----------------               -------------------------------------
                                               Robert Ch. Gould
                                                VICE PRESIDENT





Date:  October 31, 1996            By:   /s/  HARRY E. KELLOGG
      -----------------               -------------------------------------
                                               Harry E. Kellogg
                                                  TREASURER