Form 10-K405
period 1996-12-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1997-03-31
CIK 230437

                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ----------------

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 1996

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    --------------------      -----------------

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

                          Yes  X                   No
                             -----                     ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   No market for Trust Shares currently exists and therefore a market value for such Trust Shares cannot be determined.

   The number of Trust Shares outstanding as of December 31, 1996 was 3,706,845, $10 par value per share.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

 Item 1.   Business........................................................    1

 Item 2.   Properties......................................................    7

 Item 3.   Legal Proceedings...............................................   14

 Item 4.   Submission of Matters to a Vote of Security Holders.............   14


PART II

 Item 5.   Market for Registrant's Trust Shares and Related
            Shareholder Matters............................................   15

 Item 6.   Selected Financial Data.........................................   17

 Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   18

 Item 8.   Consolidated Financial Statements and Supplementary Data........   22

 Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................   39


PART III

 Item 10.  Directors and Executive Officers of Registrant..................   39

 Item 11.  Executive Compensation..........................................   40

 Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.....................................................   40

 Item 13.  Certain Relationships and Related Transactions..................   41


PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.......................................................   42

 Signatures................................................................   43

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

   The Trust's total assets were $46 million at December 31, 1996 and $63 million at December 31, 1995.

   (b)  Financial Information About Industry Segments:

   The Trust is currently involved in only one industry segment--real estate. The Trust operates and holds for investment, income producing real property and promissory notes secured by real property. All of these activities are
   included in the real estate industry segment.   Therefore, all of the
   revenues, operating profits and assets reported in the Consolidated Financial Statements contained herein relate to this industry segment.

   (c)  Narrative Description of the Business:


TERMINATION OF TRANSACTION WITH PAN PACIFIC.

     On January 10, 1997, the Trust entered into a definitive merger agreement with Pan Pacific Development (U.S.) Inc. whereby both entities agreed to contribute certain properties into a subsidiary of the Trust, Pacific Real Estate Investment Trust, Inc. On March 25, 1997, the agreement was terminated for failure of certain conditions. The Trustees will continue to pursue alternative sources of financing or an alternative approach involving the orderly sale of the Trust's assets.

OVERVIEW

     The Trust invests in real estate interests and mortgage notes. At December 31, 1996, the Trust owned (i) a 100% equity interest in two shopping centers, one of which is in receivership; (ii) a 40% controlling interest in Kingsco, a general partnership that owns a ground lessee's interest in a shopping center; and (iii) a ground lessee's interest in one strip shopping center for redevelopment. In addition, the Trust holds various notes receivable, most of which are secured by deeds of trust and acquired in connection with sales or assignments of Trust properties or contractual rights to acquire properties, and a leasehold interest in a parcel of land that could be developed as a retail or office building. Each of the Trust's shopping center properties is located in the metropolitan San Francisco Bay Area. Notes receivable are secured by deeds of trust on shopping center properties located in Northern California.

     The Trust's shopping centers attract local area customers and are typically anchored by a supermarket, superdrug, or other type of convenience store. Anchor retailers are critically important to the success of the shopping center because they attract consistent local traffic and repeat shoppers whose expenditures support a variety of other stores in the shopping center. Examples of anchor retailers in the Trust's shopping center properties are WalMart, Lucky Stores and Walgreen. The overall tenant mix in each of the Trust's shopping centers typically caters to the retailing of day-to-day consumer necessities rather than high-priced luxury or specialty items.

POLICIES AND OBJECTIVES WITH RESPECT TO CERTAIN ACTIVITIES

     The following is a discussion of the Trust's objectives and policies with respect to investment, disposition, financing and certain other activities in light of current conditions. Current capital constraints affecting the Trust effectively preclude new acquisitions of significance. The investment policies and other policies of the Trust are reviewed herein in the context of the Trust's current financial condition. These policies are determined by the Trustees, and may be amended or revised from time to time at the discretion of the Trustees without a vote of the holders of beneficial interests of the Trust ("shareholders"). No assurance can be given that these investment objectives will be attained or that the value of the Trust will not continue to decrease.

     INVESTMENT POLICY. The Trust's historic investment objective has been to invest in commercial real estate which would generate cash distributions and long-term capital appreciation. This policy was successful from 1964 until recent years. Since 1974 the Trust has sought to accomplish these objectives by acquisition, development and redevelopment of anchored neighborhood shopping centers and commercial property in Northern California.
 One reason the Trust concentrated in retail was because the anchor retail stores tended to limit oversupply by building only to demand. But in recent years the emergence of an entirely new group of retailers have changed that historical pattern of development completely, resulting in increasing over-construction in retail. In addition, during the last five years, the Trust's lack of access to equity capital coupled with adverse property market conditions have frustrated the Trust's achievement of its investment objectives. These circumstances have resulted in the suspension of cash distributions to shareholders, a reduction in the value of the Trust's assets and a lack of liquidity for shareholders. The Trust has not acquired new investment property since 1992 and its development activities have been suspended.

     Since 1991 the Trust has been actively seeking to recapitalize to overcome these challenges. This activity has been conducted both under the direction of several investment bankers as well as independently with institutional investors. Recapitalization strategies that have been considered include joint venture, merger and listing on one of the national stock exchanges. During the early 1990's the impact of a nationwide economic recession and the volatility of public capital markets have prevented a successful outcome to these efforts. The Trust has conducted active discussions with potential merger or joint venture candidates and the Trustees have explored exhaustively every reasonable opportunity.

     The value of the Trust's property portfolio has declined during the past several years. This decline is the result of multiple factors. During the early 1990's most prominent was the collapse of commercial real estate values nationwide as a result of overbuilding, fallout from the savings and loan collapse and the consequent liquidation of large numbers of commercial properties at prices significantly below replacement cost, severely depressing the nation's property markets. Other prominent factors include the pronounced depth and protracted nature of the recent economic recession and the permanent defense industry cutbacks which had a particularly adverse effect on California commercial real estate values. While the economy improved in 1995 and 1996, the value of the Trust's shopping center portfolio has continued to be adversely affected by simultaneous rapid and continuing changes in the retail industry. The proliferation of "big-box" discount retailers characterized by their predatory pricing and marketing practices is having a widespread impact, putting many traditional retailers at risk and some into bankruptcy. The corollary effect of this retailing revolution has been an aggressive overbuilding in the retail sector in excess of consumer demand leading to increased vacancy and tenant business failures, driving down rents and property values. While market conditions have improved during the latter half of 1996 and into 1997, retail property values in general are still off their valuation levels achieved in 1989 and 1990.

     In addition to these general economic and retail industry trends the value of the Trust's property portfolio has been damaged as a result of adverse developments at El Portal Shopping Center in San Pablo, California. Between 1994 through 1996 the Trust suffered the loss and closure of all of its anchor tenants in the El Portal Shopping Center, resulting in the loss of all its equity in the property, which formerly comprised a significant proportion of the Trust's net worth and provided substantial annual cash flow from operations. The cash drain, at the property level, created by these problems prompted the Trust to cease making payments on the El Portal property mortgage in October 1996. This action coupled with problems relating to an old toxic release on the property, caused the mortgage holder to file with the appropriate court jurisdiction to place the property in receivership. This receivership was formally ratified by the court in January 1997. Meanwhile, at Monterey Plaza Shopping Center, the closure of the HomeBase Store and the ensuing more than two year vacancy (which ended in August 1996 when WalMart took over the lease) caused significant economic harm to the property, not least of which was a reduction in rent of more than $400,000 per year as well as other expensive concessions coupled with the failure of many smaller retailers.

     In considering dispositions, the Trust makes disposition decisions based on current market conditions and its objective of realizing maximum value for its shareholders.

     FINANCING. The Trust intends to restructure its portfolio during 1997 in order to reduce indebtedness and achieve liquidity, by either pursuing alternative financing or the sale of the Trust's properties and assets.

     DISTRIBUTIONS. Until 1993, the Trust's policy had been to pay dividends to its shareholders in an amount approximating 100% of its cash flows from operations (i.e., net operating income plus depreciation and amortization). Capital gains have been distributed on a case by case basis. That portion of a distribution which is sheltered by depreciation and amortization constitutes a nontaxable return of capital to the shareholders. Dividends were paid on a regular basis for twenty-nine years, since 1964. However, on February 25, 1993, the Trustees unanimously decided to suspend the payment of regular dividends in order to conserve the Trust's cash flow, in an effort to meet its capital needs, to maintain the quality of the Trust's properties and to protect the Trust's credit, since the Trustees concluded that the Trust could no longer rely on its traditional sources of liquidity (i.e., secured bank financing and "intrastate" equity offerings) for these purposes. The suspension of dividends is not expected to affect the Trust's qualification as a REIT and is expected to continue for the foreseeable future.

     WORKING CAPITAL RESERVES. The Trust seeks to maintain working capital reserves (and, when not sufficient, access to borrowings) in amounts that the Trustees determine to be adequate to meet normal capital demands in connection with the operation of the Trust's business and investments. As noted above, the Trust expects that it will either restructure or sell its portfolio in order to generate adequate working capital reserves.

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

     The Trust may make investments other than as previously described, although it does not currently plan to do so. The Trust has authority to repurchase or otherwise reacquire Trust Shares it has issued or may issue and it may engage in such activities in the future. The Trustees have no present intention of causing the Trust to repurchase any of the Trust Shares, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations. Although the Trust may do so in the future in connection with the purchase of additional properties or otherwise, the Trust has not issued securities in exchange for property, nor has it reacquired any of its securities. The Trust may make loans to third parties, including, without limitation, to officers and to joint ventures in which the Trust decides to participate, although no such loans have been made.

     At all times, the Trust intends to meet the requirements of the Code to qualify as a REIT unless, because of changes in future economic, market or legal conditions, or changes in the Code or in the Treasury Regulations, the Trustees elect to revoke the Trust's REIT election.

MARKET CONDITIONS

     The Company does not believe that the real estate market is an efficient market. Local conditions and the type of commercial operations conducted at each property directly affect property values in ways that may be unrelated to overall nationwide, regional or neighborhood market trends. The real estate market is also highly competitive, and maintaining property values is difficult. Access to economically available equity capital is critical to creating and maintaining real estate values. Other real estate investment trusts (most of which are much larger than the Trust), pension trusts, private investors, and real estate syndicates compete directly with the Trust for capital. In addition to these geographic and industry considerations, the market for real estate is heavily influenced by the financial, bond and securities markets, as well as political, regulatory and Code factors.

     During the last several years, investors have become increasingly selective about real estate. This heightened selectivity has occurred against a complex marketplace backdrop characterized by declining values and reduced liquidity, lack of capital, adverse fall out resulting from reform of the tax code, property over-building, solvency crisis in the savings and loan industry and the related incidences of distress sales and dumping of swollen property inventories by the Resolution Trust Corporation. Most of this occurred within the context of a severe national economic recession. The Trustees do not expect values to recover to the market levels achieved in the late 1980's and early 1990's, prior to the downturn. This is particularly true for retail property and there can be no assurance that this improvement will occur or that 1997 will see any improvement. Thus there remain significant impediments to the Trust's ability either to resume cash distributions or to establish liquidity for its shareholders without improvement in market values or capital restructuring.

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

     The Trust has notified a governmental authority of a spill from a former dry cleaning shop at King's Court Shopping Center and the Regional Water Quality Control Board of Santa Clara County has issued a clean-up order to the Trust. Currently, a plan of remediation has been prepared with a proposed plan of action for clean-up of the contamination. The remediation clean-up is now underway and is expected to last at least two years. This plan has been approved by the pertinent regulatory agencies on an interim basis, pending review of remediation and testing results. The cost to Kingsco for the clean-up is estimated to be $1,032,000, of which $723,000 has already been expended. Reimbursements received from the insurance company total $503,000. The Trust was not a partner of Kingsco at the time the contamination occurred, and intends to look to the seller of the Trust's 40% interest in Kingsco, Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco and the entity that caused the contamination for payment of the clean-up costs. The Trust believes that the representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean-up costs.

     In another, unrelated, environmental audit of the gasoline service station pad ("Exxon Pad") at King's Court Shopping Center, the Phase I and II work identified gasoline and possibly other service station by-products in the soil underneath the station and its pumps. Exxon Corporation has assumed financial and legal responsibility of the hazardous materials and remediation of the Exxon Pad. The environmental firm responsible for maintaining and analyzing the data from various monitoring wells on the Pad continues to report to the Trust and governmental authorities on a quarterly basis. Remediation efforts are now underway and include both vapor extraction and "pump and treat" activities, depending upon the location of the materials in the soil and water.

     The Trust has also become aware of a spill from a former dry cleaning establishment at El Portal Shopping Center. This spill probably occurred prior to the Trust's ownership of the property. The Contra Costa

County Regional Water Quality Control Board is currently reviewing the situation and a clean-up remediation proposed by the Trust. The cost of clean-up and timetable have not yet been finalized, however, based on current knowledge, the cost is not expected to have a material adverse effect on the Trust's financial position, results of operations and cash flows. During 1996, the Trustees authorized remediation expenditure up to $100,000. At December 31, 1996, Other Liabilities in the accompanying consolidated financial statements include $100,000 for such costs.

     The Trust ground leases a parcel of land in San Pablo, California (the Wanlass property) which has been contaminated with a gasoline spill from an adjacent property. The source of contamination has been identified and Atlantic-Richfield Company, Inc. ("ARCO") has issued a letter of indemnification for the Trust's benefit respecting all financial and legal liability arising from this contamination.

     At Monterey Plaza Shopping Center the Phase One Environmental Assessment Report identified the possibility of oil and grease contamination in the soil as well as possible residues of pesticides, herbicides and insecticides due to prior agricultural use of the property. The property was acquired from the State of California, which held title immediately prior to the Trust and which, the Trust believes, would be liable for any such contamination under the controlling statutes. These possible hazardous waste contaminations are not considered to be of material significance to the Trust.

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

     The Trust employs no full-time executives or administrative staff, except for the President who is a part-time employee and he is compensated as such. The leasing and management of the Trust's properties and administration of the Trust itself is performed by an independent contractor, Menlo Management Company. Menlo Management is owned by Robert C. Gould who is also Vice President and a trustee of the Trust (see Related Party Transactions). California Bavarian Company, a privately held California corporation, provides shareholder communication and liaison support services to the Trust on a contractual basis for a monthly service fee. California Bavarian Company is not related to the Trust. However its director, Mark D. Mordell, is an agent of the Trust.

     The Trust has five trustees who meet once a month and who are compensated by the Trust. The Trustees include: Wilcox Patterson, who serves as President; Harry E. Kellogg, who serves as Treasurer; John

H. Hoefer and Robert C. Gould, who serve as Vice Presidents and William S. Royce, who serves as Secretary. Each of the Trustees, Officers and Advisor invest in the Trust.

COMPETITION

     The Trust's properties are located in metropolitan communities in the San Francisco Bay Area. Each property is situated amidst fully developed commercial and retail areas. As such, there are other competing neighborhood and community shopping centers located in near proximity to the Trust's properties. These factors will have a bearing on the Trust's ability to rent its properties to tenants on economic terms and to impose effective mechanisms to control operating costs and resultant net income. The Trust must compete for tenants and services with other property owners who may have greater resources or more attractive locations than those available to the Trust and its officers, directors and agents. Moreover, the extent and increasing rates of changes in community demographics, public policy, retail usage patterns, merchandising practices, consumer tastes and financial strength of tenants, amongst other considerations, can all affect adversely a property's competitive position in varying ways.

INSURANCE

     The Trust typically maintains comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties, and generally requires tenants to reimburse the Trust for their pro rata share of the Trust's insurance premiums and to maintain their own general liability insurance with respect to the properties with policy terms and insured limits customarily carried for similar properties. There are, however, certain types of losses (such as from wars, flood, riots or earthquakes) which may be uninsurable or insurable only at rates which, in the Trust's opinion, are prohibitive. King's Court Shopping Center is insured against damage from earthquakes.

   (d)   Foreign Operations

   The Trust does not engage in any foreign operations or derive revenues from foreign sources.

ITEM 2.  PROPERTIES

DESCRIPTION OF THE TRUST'S PROPERTIES

     The following table sets forth certain information relating to the Trust's properties (excluding property in receivership at El Portal) as of and for the year ended December 31, 1996:


                                                                               EFFECTIVE
                                 PERCENTAGE      GROSS        1996 ANNUAL    ANNUAL RENT              PERCENT
                                 OWNERSHIP      LEASABLE       MINIMUM        PER SQUARE   PERCENT    LEASED &  ANCHORS AND
NAME/LOCATION                    INTEREST     AREA (SQ FT)     RENT (3)         FOOT        LEASED    OCCUPIED  PRINCIPAL TENANTS
------------------------------------------------------------------------------------------------------------------------------------
King's Court Shopping Center        40%          78,576     $ 1,338,000       $ 17.03        93%        93%  Lunardi's Supermarket;
Los Gatos, California                                                                                        Bank of America
                                                                                                             Wells Fargo Bank

Monterey Plaza                     100%         183,180       2,439,000         13.31        95%        39%  Lucky Stores;
Shopping Center                                                                                              WalMart (4);
San Jose, California (1) (2)                                                                                 Walgreen

Wanlass Shopping Center            100% (5)      36,135          72,000          1.99        28%        28%  Mechanics Bank
San Pablo, California

----------------------
(1) Lucky Stores owns its store at Monterey Plaza Shopping Center and, therefore, is not a tenant of the Trust. Even though the Trust does not benefit directly from the economic performance of this anchor store, the anchor is nonetheless critical to the success of the shopping center.

(2)  The aggregate gross leasable area does not include approximately
     51,000 square feet at Monterey Plaza Shopping Center. This represents the store owned by Lucky Stores.

(3) Annual minimum rent excludes (a) percentage rents, (b) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, and (c) future contractual rent escalations or Consumer Price Index adjustments. Percentage rents are paid over and above base rents, and are calculated as a percentage of a tenant's gross sales above a predetermined threshold. The amount of percentage rents received to date by the Trust has not been material to the Trust's operations. Figures for total annual minimum rent in the above table have been calculated based on rental payments for the calendar year 1996, and have been adjusted for the effects of recognizing rent on a straight-line basis as reported in the Trust's financial statements.

(4) WalMart has assumed the HomeBase lease and was currently paying a minimum rent at December 31, 1996. HomeBase also paid a partial rent until WalMart opened for business on January 29, 1997.

(5) Title to the Wanlass Shopping Center is a leasehold estate based on a ground lease which expires in 2045. The lease contains an option to purchase for the benefit of the Trust, as well as a put option requiring the Trust to purchase the property freehold upon the death of one of the ground lessors or at any time after May 25, 1998. The property is proposed for redevelopment.

     KING'S COURT SHOPPING CENTER. This neighborhood shopping center is located in the town of Los Gatos, California. The center is anchored by Lunardi's Supermarket, a local supermarket chain, and an array of retail and service tenants such as Hallmark Cards, Wells Fargo Bank and Bank of America. King's Court Shopping Center has 78,576 square feet of gross leasable space. The Trust presently owns a 40% interest in Kingsco, the general partnership which owns this shopping center. In addition, the Trust manages King's Court Shopping Center and has control over the shopping center's operations, including any leasing, renovation, sale and financing activities.

     Kingsco owns a leasehold estate as to the land and fee title as to the improvements (excluding a gas station). The ground lease has only 27 years left in a 50-year term, expiring in 2024, and requiring minimum annual lease rental payments of $40,000 plus between 10% and 12% of the property's gross rental revenue in excess of $333,333 per annum. The Trust is presently negotiating with the ground lessors to extend the ground lease, however there can be no assurance that these negotiations will succeed on economically acceptable terms. The carrying cost of the center, which includes the other partners' interest in the property, was $5,784,000 after depreciation at December 31, 1996. The property is security for a first mortgage loan with an interest rate of prime +1.75%. At December 31, 1996 the rate was 10.25% and the outstanding balance was $1,307,000.

     At December 31, 1996, King's Court Shopping Center was 93% leased. Tenants occupying 10% or more of the rentable space as of December 31, 1996 are:


                                        PERCENT OF TOTAL
                        GROSS LEASABLE   GROSS LEASABLE     ANNUALIZED
TENANT                  AREA (SQ FT)         AREA           BASE RENT           END OF LEASE TERM
-----------------------------------------------------------------------------------------------------
Lunardi's Supermarket     23,960              30%           $ 140,000(1)          November 2003
                                                                             (1 option for 10 years)

(1) Additional percentage rents paid by Lunardi's Supermarket were $156,000 in 1996, $140,000 in 1995, and $99,000 in 1994.

     The Trust has discovered toxic pollution of the ground water under King's Court Shopping Center. See "Governmental Regulation--Environmental Matters" for discussion of this circumstance.

     MONTEREY PLAZA SHOPPING CENTER. This community shopping center is located in San Jose, California. The Trust began the development of this shopping center in 1987, and completed development in 1990. The center has 233,000 square feet of retail space, of which the Trust owns 183,180 square feet, or all but the Lucky Store. In addition to the Lucky Store anchor, other retailers include WalMart, Walgreen, McDonald's, Lyon's Restaurant and Taco Bell.

     Negotiations amongst the Trust, HomeBase and WalMart concerning the terms of WalMart's assumption of the HomeBase lease required that the base rents for the premises be reduced substantially from the contact rents required under the HomeBase lease. Also WalMart's merchandising practices demanded modifications to Walgreen's lease in respect of pharmaceutical, health and beauty product sales. As a result Walgreen's lease was amended to relieve Walgreen's of reimbursements of property taxes, to pay Walgreen up to one million dollars for release of its exclusive rights and to permit Walgreen to terminate its lease upon its sole discretion prior to maturity. Under the terms of the lease assumption HomeBase and the Trust each made certain financial contributions towards the remodel costs for the premises to accommodate WalMart.

     The Trust is in a dispute with WalMart concerning alleged deficiencies in the tenant's premises at Monterey Plaza. The sum in question is approximately $136,000 and represents roof and skylight repairs and upgrades.
 The Trust has declined to accept responsibility for these items and is contesting WalMart's claim of Landlord responsibilities. Trust management does not expect the ultimate outcome will have a material adverse effect on the Trust.

     Monterey Plaza is security for a first mortgage loan with an interest rate of 9.720%. At December 31, 1996, the outstanding balance was $18,412,000. This loan matures on February 7, 2000. At December 31, 1996 the Trust's investment in Monterey Plaza Shopping Center was $25,236,000 after accumulated depreciation.

     At December 31, 1996, Monterey Plaza Shopping Center was 95% leased. Tenants leasing 10% or more of the rentable space as of December 31, 1996 are:

                                PERCENT OF TOTAL
             GROSS LEASABLE      GROSS LEASABLE      ANNUALIZED
TENANT        AREA (SQ FT)           AREA            BASE RENT      END OF LEASE TERM
--------------------------------------------------------------------------------------------
Wal-Mart        101,500               55%            $761,000       August 6, 2006
                                                                 (6 options for 5 years)

     WANLASS SHOPPING CENTER. Wanlass Shopping Center is a strip shopping center located in San Pablo, California. The property has a total of 36,135 square feet of gross leasable area. Located adjacent to the Trust's El Portal Shopping Center and fronting onto San Pablo Avenue, it was acquired as a leasehold investment by the Trust in 1995 in connection with the plan to redevelop El Portal Shopping Center. However the property is able to stand alone as a retail investment, once certain physical improvements are made and retail tenants installed. If capital is available, the Trust expects to undertake these improvements for certain retail tenants on a build-to-suit basis. The property is a fee title as to the improvement and a leasehold estate as to the land under a ground lease which expires in 2045 with annual ground rent of $192,000. There is currently no Trust indebtedness or financing secured by the leasehold. The anchor tenant is Mechanics Bank.

     The percentage of the center that is both leased and occupied at December 31, 1996 was 28%. Tenants leasing 10% or more of the rentable space as of December 31, 1996 are:


                                    PERCENT OF TOTAL
                 GROSS LEASABLE      GROSS LEASABLE        ANNUALIZED
TENANT            AREA (SQ FT)            AREA             BASE RENT         END OF LEASE TERM
----------------------------------------------------------------------------------------------

Mechanics Bank       6,000                 17%             $ 30,780          September 2006
                                                                           (2 options for 10 years)



     EL PORTAL SHOPPING CENTER. El Portal Shopping Center is a community shopping center located in the city of San Pablo, California. The center was acquired by the Trust in 1976, and repositioned and expanded in 1978 and 1986, respectively. The center has a total of 271,426 square feet of gross leasable area. From 1976 to 1995 El Portal was an important source of cash flow to the Trust. Between 1994 through 1996 El Portal suffered a complete reversal arising from the loss or closure of all of its anchor tenants. The resultant cash drain from the property prompted the Trust to suspend making any further mortgage payments to the Trust Deed Non-Recourse Note holder, Nationwide Life Insurance Company. The lender accordingly sought to place the property in receivership as a prerequisite to obtaining fee title to the property. This step was also prompted by the discovery in 1995 of a toxic spill emanating from a former dry cleaner tenant. This spill probably occurred prior to the Trust's acquisition of the property. The property was officially confirmed into permanent receivership in January 1997. The Trust expects that there is no residual equity for the Trust in the El Portal Shopping Center.

VESTING OF TITLE TO PROPERTIES

     Monterey Plaza and El Portal are owned in fee title, King's Court Shopping Center and a parcel of land under the Wanlass Shopping Center fee title to the properties is owned by the Trust. For King's Court Shopping Center, the Trust acquired a 40% controlling interest in the general partnership which owns a leasehold estate as to the land and fee title as to the improvements (excluding a gas station). The ground lease term expires in 2024. In San Pablo the Trust leases a 2.513-acre parcel of land adjacent to the El Portal Shopping Center and fronting onto San Pablo Avenue (the Wanlass property). The ground lease expires in 2045 and contains a sell/put option to purchase upon either the death of one of the ground lessors or on or after March 1, 1998.

PROPERTY CONDITION

     All of the buildings are suitable and adequate for the purposes for which they were designed, are being used for those purposes, where leased and occupied, and are in a good state of repair with the exception of El Portal Shopping Center, which is in receivership, and the Wanlass Shopping Center, which is a redevelopment property. However, due to changes in retail industry practice, in recent years it has become increasingly evident that tenant improvements for new and replacement tenants have escalated in cost significantly in excess of the rate of inflation and have tended to increase capitalization in Trust properties to a material extent. This trend is partially a consequence of the growing competitiveness of the rental marketplace in which the Trust's properties operate.

     Routine ongoing requirements of building upkeep and tenant replacements will necessitate capital expenditures during the future. The precise extent of such expenditures cannot yet be determined.

PROPERTY SALES

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

PRINCIPAL TENANTS

     WalMart Stores, Inc. ("WalMart") is the Trust's largest tenant. WalMart is a national discount retailer chain, which is traded on the New York Stock Exchange and, as of December 31, 1996, has credit rating of AA1 determined by Moody's and Standard and Poor's. In August 1996, WalMart assumed the HomeBase lease after significant modifications including rental reductions as well as concomitant economic rental concessions from Walgreen.

     Other significant tenants at the Trust's properties include Walgreen, Lunardi's Supermarkets and Wells Fargo Bank, which lease properties representing approximately 17% of the Trust's gross leasable area and 18% of its base rental revenues.

     Information with respect to the Trust's five largest tenants as of December 31, 1996 is set forth in the following table:



                                        GROSS
                       NUMBER OF    LEASABLE AREA     PERCENTAGE OF                       PERCENTAGE OF
TENANT                  LEASES         (SQ FT)            TOTAL         BASE RENT/YEAR        TOTAL
-------------------------------------------------------------------------------------------------------
WalMart                    1           101,500            34%              $761,000          20%
Lunardi's Supermarket      1            23,960             8%               140,000           4%
Walgreen                   1            14,000             5%               191,000           5%
Wells Fargo Bank           1             5,670             2%               182,000           5%
Bank of America            1             4,800             2%               150,000           4%



OCCUPANCY RATES FOR PAST FIVE YEARS

     The following table shows year-end rates for the past five fiscal years for rentable space both leased and occupied, expressed as a percentage of total rentable square footage for each of the Trust's properties:


Property                                  1992           1993           1994           1995          1996
------------------------------------------------------------------------------------------------------------

King's Court Shopping Center              100%           100%            98%           100%            93%
Monterey Plaza Shopping Center (1)         91%            98%            43%            39%            39%
Wanlass Shopping Center                     na             na             na             na            28%

------------------
(1) The WalMart Store at Monterey Plaza Shopping Center opened for business January 29, 1997. See Description of Trust's Properties and Principal Tenants.

(2)  Wanlass Shopping Center was ground leased in May, 1995.




AVERAGE EFFECTIVE ANNUAL BASE RENT PER SQUARE FOOT FOR PAST FIVE YEARS

     The following table shows average effective annual base rent per square foot for each of the Trust's properties for the past five years:


Property                                    1992           1993           1994               1995               1996
----------------------------------------------------------------------------------------------------------------------
King's Court Shopping Center                $14.79        $14.85         $16.24             $16.55            $17.03
Monterey Plaza Center                        13.73         14.14          14.03              14.58             13.31
Wanlass Shopping Center                        na            na             na                 na               1.99
(proposed for redevelopment)

(1)  Wanlass Shopping Center was ground leased in May, 1995.

LEASE EXPIRATIONS

     The following table shows lease expirations for the next ten years for existing tenants at the Trust's properties as of December 31, 1996, assuming that none of the tenants exercise renewal options:

                                       Approximate    Percent of Total                    Percent of Gross     Average Annual
                                      Lease Area in     Leased Square      Annualized         Annual Rent      Base Rent/year
                                       Square Feet         Footage       Base Rent/year     Represented by    Per Square Foot
Lease Expiration      Number of      Under Expiring    Represented by    Under Expiring       Expiring         Under Expiring
    Year            Leases Expiring     Leases         Expiring Leases       Leases            Leases             Leases
-----------------------------------------------------------------------------------------------------------------------------
    1997                   9            17,872              7.11%      $  338,028              9.45%              $ 18.91
    1998                   4             4,637              1.85%          95,322              2.66%                20.56
    1999                   5             9,823              3.91%         215,423              6.02%                21.93
    2000                   6             6,871              2.74%         148,993              4.16%                21.68
    2001                  10            30,645             12.20%         774,294             21.64%                25.27
    2002                   1               264               .11%           1,980               .06%                 7.50
    2003                   5            34,842             13.87%         484,628             13.54%                13.91
    2004                   2             4,887              1.95%         113,603              3.17%                23.25
    2005                   1             1,388              0.55%          29,148               .81%                21.00
    2006                   2           107,500             42.79%         792,030             22.14%                 7.37
    AFTER 2006             6            32,477             12.92%         584,648             16.35%                18.00
                          --           -------            ------      -----------            ------               -------
    TOTAL                 51           251,206            100.00%     $ 3,578,097            100.00%              $ 14.24
                          --           -------            ------      -----------            ------               -------
                          --           -------            ------      -----------            ------               -------



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


OUTSTANDING INDEBTEDNESS

     As of December 31, 1996, the combined total indebtedness of the Trust was approximately $33,400,000, consisting entirely of fixed rate debt except for $1,307,000 of floating rate debt. Aggregate indebtedness included $25,700,000 in long-term mortgage loans with maturity dates ranging from 1999 to 2000 and $7,700,000 in short-term notes payable with maturity dates in 1997. The following table sets forth certain information with respect to the Trust's mortgage loans:




PROPERTY OR INTERESTS              MATURITY   PRINCIPAL        SCHEDULED       ANNUAL         ANNUAL DEBT    BALANCE DUE
PLEDGED AS COLLATERAL               DATE       BALANCE        AMORTIZATION  INTEREST RATE       SERVICE      AT MATURITY(1)
---------------------------------------------------------------------------------------------------------------------------
El Portal (2)(4)                   07/01/00    $ 4,438,000        $683,000         9.625%      $  583,000     $ 3,755,000
King's Court                       06/01/99      1,307,000          87,000         10.25%(3)      168,000       1,220,000
Monterey Plaza                     02/07/00     18,412,000         569,000         9.720%       1,954,000      17,843,000
Mt. Shasta (4)                     01/02/99      1,543,000         204,000         9.375%         238,000       1,338,000
                                                ----------     -----------                     ----------     -----------
   TOTAL                                       $25,700,000      $1,543,000                     $2,943,000     $24,156,000
                                               -----------      ----------                     ----------     -----------
                                               -----------      ----------                     ----------     -----------

-------------------
(1) Assumes no prepayments of principal prior to due dates thereof. The mortgage loan with respect to Monterey Plaza Shopping Center permits prepayment, but with substantial prepayment penalties.

(2)  This property is in receivership.

(3) This mortgage loan bears interest at prime +1.75%, figure given is as of December 31, 1996.

(4) This property is no longer owned by the Trust, but the Trust remains the primary obligor on the underlying mortgage and ground lease. See "Mortgage Notes Relating to Property Sales" below.


     The following table shows the scheduled maturity of the Trust's long-term mortgage loans over the next five years:


                            PRINCIPAL AMOUNT         PERCENTAGE OF TOTAL
YEAR                           MATURING                 INDEBTEDNESS
------------------------------------------------------------------------
1997                             $4,743,000               18.46%
1998                                332,000                1.29%
1999                              2,782,000               10.82%
2000                             17,843,000               69.43%
2001                                    000                0.00%
                              -------------              ------
Total, December 31, 1996      $  25,700,000              100.00%
                              -------------              ------
                              -------------              ------

     The 1997 amount shown in above includes a $4,438,000 loan secured by the property in receivership at El Portal Shopping Center (see note to consolidated financial statements included elsewhere herein).

MORTGAGE NOTES RELATING TO PROPERTY SALES

     As part of its strategy to focus on metropolitan "in-fill" locations as opposed to more rural locations, the Trust sold two properties, one each in 1988 and 1990. In connection with such sales, the Trust accepted seller financing:

     (i) WESTWOOD VILLAGE SHOPPING CENTER. In December 1988, the Trust sold the Westwood Village Shopping Center for $6,475,000, payable in cash of $1,100,000 and a $5,375,000 seller carry-back note receivable due in seven years with interest only payments at a rate of 9%. In March 1990, the purchaser obtained a $4,100,000 loan secured by a first mortgage on this shopping center to pay down the Trust's note. The remaining amount owed to the Trust is subordinate to this new loan. The principal balance owed to the Trust on December 31, 1996 was $1,104,000 and payments are current. This loan was to mature in December 1995, but has been successively extended and now matures December 1997. The shopping center income is sufficient to cover the payments on this Note. However, there is considerable chronic high level of vacancy at Westwood Village due to overbuilding of retail facilities in the Redding area. This has put downward pressure on rents and property values. The Trust feels that this Note may ultimately be only partially collectible and its book carrying value has been reduced to $600,000 at December 31, 1996.

     (II) MT. SHASTA SHOPPING CENTER. In August 1990, the Trust sold the Mt. Shasta Shopping Center for $5,100,000, payable in cash of $900,000 and a $4,200,000 all-inclusive promissory note and second deed of trust due January 1, 1999 (the "Mt. Shasta Note"). The Mt. Shasta Note bears interest 9.25%. Because the interest rate was less than the market rate during the initial period, the Mt. Shasta Note was discounted by $303,000 which is being recognized as additional interest income over the term of the Mt. Shasta Note. The Mt. Shasta Note requires interest only payments until it matures on January 1, 1999. The Trust continues to be the primary obligor on the underlying first mortgage note, the principal balance of which at December 31, 1996 was $1,543,000. Payments on the Mt. Shasta note are current. The current owner of Mt. Shasta Shopping Center expects to refinance the property and thereby repay the Trust's remaining loan balance. There is no assurance, however, that this refinancing can be accomplished.

PROPERTY IN RECEIVERSHIP

     On October 24, 1996, El Portal Shopping Center, located in San Pablo, California was placed in receivership by the Superior Court of the State of California. The receiver is an unrelated entity selected by Nationwide Life Insurance Company, the holder of a non-recourse first mortgage on the property, and the Superior Court. The Trust's decision to withhold further mortgage payment obligations to the holder of the first mortgage was a result of the property's continued negative cash flow resulting from recurring losses and required capital expenditures. At the time of the receivership, El Portal's first mortgage loan balance was $4,438,000. The Trust remains liable for environmental matters, including a toxic spill from a former dry cleaning establishment at El Portal Shopping Center. See discussion in Government Regulation-Environmental Matters. Loss on disposition of $987,000 was recorded in 1996.

OTHER DEVELOPMENTS

     The Trust entered into a purchase and sale agreement in 1993 (the "1993 Agreement") and three additional purchase and sale agreements in 1994 (the "1994 Agreements") to purchase a total of four shopping centers.

     In 1994 the Trust assigned its interest in the 1993 Agreement and the 1994 Agreements to another real estate investment trust for the sum of $2,361,000, adjusted for certain closing costs and prorations. The Trust also guaranteed the payment of certain rentals at the properties to the buyer for a 24-month period.

     During 1994, the Trust recorded a gain of $994,000 net of a rent guarantee reserve accrual of $390,000, as the result the above transaction. In 1995, the Trust increased the reserve by an additional $213,000,

     In connection with the above transactions, on June 7, 1994, (i) Scotts Valley Plaza, a California limited partnership ("Scott"), granted to the Trust a one-year option to acquire the shopping center commonly known as Scotts Village Plaza and (ii) Scotts Village Phase II, a California limited partnership ("Scotts II"), granted a one-year option to the Trust to purchase Scotts Valley Square, both of which are located in Scotts Valley, California. Concurrently with the grant of these options and in connection with the transactions contemplated by that certain Assignment and Agreement dated May 9 1994 and amended May 25, 1994, executed by and between Pacific Real Estate Investment Trust and Western Investment Real Estate Trust, the Trust made a loan to Malcolm R. Riley, one of the principals in Scotts and Scotts II, in the amount of $750,000. The loan bears interest at 9% per annum, payable monthly, and the principal is due and payable in 6 years. Simultaneously, the Trust made a loan to Russell R. Pratt, in the amount of $500,000. That loan bears interest at 8% per annum, payable monthly, and the principal is due and payable in 6 years. Each of these loans is secured by the borrower's respective partnership interests in Scotts and Scotts II. The Trust also made a loan in the amount of $75,000 to Scotts, which bears interest at 8.6% per annum (payable monthly), is due in 6 years and is secured by a second deed of trust on Scotts Village Plaza. Payment on these notes are current.

ITEM 3.  LEGAL PROCEEDINGS

     Between 1994 through 1996 El Portal suffered a complete reversal arising from the loss or closure of all of its anchor tenants. The resultant cash drain from the property prompted the Trust to suspend making any further mortgage payments to the Trust Deed Non-Recourse Note Holder, Nationwide Life Insurance Company. The unpaid balance of the mortgage loan was $4,438,000 at December 31, 1996. The lender accordingly sought to place the property in receivership as a prerequisite to obtaining fee title to the property. This step was also prompted by the discovery in 1995 of a toxic spill emanating from a former dry cleaner tenant, which probably occurred prior to the Trust's acquisition of the property. The property was officially confirmed into permanent receivership in January 1997. The Trust expects that there is no residual equity for the Trust in the El Portal Shopping Center and during 1996, wrote down the carrying value by $987,000 (see Note 10).

     The Trust is not presently involved in any other material litigation nor, to its knowledge, is any material litigation threatened against the Trust or its properties, other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by the Trust's liability insurance and all of which collectively is not expected to have a material adverse effect on the business or financial condition of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

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

     From time to time, to provide existing shareholders with a means of trading Trust Shares, Pacific Real Estate Securities Co., Inc. ("Presco") has acted as a crossing agent on behalf of the Trust so that persons interested in acquiring Trust Shares could purchase Trust Shares from persons interested in selling Trust Shares. Because there is no current offering circular in place, Presco is not presently effecting crossing transfers of Trust Shares, ceased operation as a broker/dealer in November 1995, and has subsequently been wound up. Shareholders wishing to liquidate their interests in the Trust must locate buyers for their Trust Shares independently. As of December 31, 1996, the Trust had been notified of 145,000 Trust Shares available for sale by existing shareholders. There may be many more shareholders who also wish to sell their shares, but lacking a market mechanism, have not formally notified the Trust of their intentions. At this time, the Trust cannot predict when or at what price these Trust Shares will be liquidated.

     As of December 31, 1996, there were 3,706,845 Trust Shares issued and outstanding which were held of record by approximately 3,500 shareholders.

DISTRIBUTION POLICY

     Historically, the Trust's policy has been to pay dividends to its shareholders in an amount approximating 100% of its cash flows from operations (i.e., net operating income plus depreciation and amortization). From its inception in 1963, the Trust made 155 consecutive bi-monthly or quarterly regular distributions. With respect to distributions paid in 1991, 1992 and the first quarter of 1993, 100% of the amount paid was sheltered from current taxable liability as a result of book depreciation expense. On February 25, 1993, the payment of dividends was suspended in order to conserve the Trust's cash flow, to provide for its capital improvements program, to maintain the quality of the Trust's properties and to protect the Trust's credit, since the Trustees concluded that the Trust could no longer rely on its traditional sources of liquidity (i.e., secured bank financing and "intrastate" equity offerings). Dividends have remained suspended through December 31, 1996. The Trust is applying the funds that would otherwise have been distributed to its shareholders (i) to fund capital expenditures necessary to maintain its properties, (ii) to make requisite principal payments on its mortgage indebtedness and (iii) to facilitate tenant improvements required upon developing and reletting of the Trust's properties. Because the Trust did not have taxable income for 1996, the suspension of dividends is not expected to affect the Trust's qualification as a REIT.

ITEM 6.  SELECTED FINANCIAL DATA

     The following represents selected financial data for the Trust for the five years ended December 31, 1996. Acquisitions and dispositions which occurred during the periods presented below materially affect the comparability of the data. The data should be read in conjunction with the consolidated financial statements included elsewhere herein.


FOR THE YEAR ENDED DECEMBER 31:            1996            1995           1994            1993           1992
-------------------------------        ------------   ------------   ------------    ------------   ------------
Operating Data:
Rental revenues . . . . . . . . . . .  $  5,780,000   $  9,183,000   $ 12,417,000    $  9,725,000   $  8,683,000
                                       ------------   ------------   ------------    ------------   ------------
                                       ------------   ------------   ------------    ------------   ------------
Operating income (loss) . . . . . . .  $    216,000   $  2,031,000   $ (3,870,000)   $  2,730,000   $  2,919,000
Property acquisition expenses,
prepayment penalty,
reincorporation expenses and
expenses of prospective offering. . .      (230,000)      (214,000)    (1,430,000)     (1,833,000)       (80,000)
Interest income/(expense)--net           (2,759,000)    (4,727,000)    (7,197,000)     (4,588,000)    (3,450,000)
Gain (loss) on lease termination           (240,000)                    3,577,000
Gain (loss) on options. . . . . . . .                     (213,000)       994,000
                                       ------------   ------------   ------------    ------------   ------------
Loss before minority
interest in joint venture . . . . . .    (3,013,000)    (3,123,000)    (7,926,000)     (3,691,000)      (611,000)
Less minority interest in joint
venture's operations. . . . . . . . .      (414,000)      (325,000)      (328,000)       (238,000)      (255,000)
                                       ------------   ------------   ------------    ------------   ------------
Net loss. . . . . . . . . . . . . . .  $ (3,427,000)  $ (3,448,000)  $ (8,254,000)   $ (3,929,000)  $   (866,000)
                                       ------------   ------------   ------------    ------------   ------------
                                       ------------   ------------   ------------    ------------   ------------
Net loss per share of
beneficial interest . . . . . . . . .  $      (0.92)  $      (0.93)  $      (2.23)   $      (1.06)  $      (0.23)
Cash dividends per share of
beneficial interest . . . . . . . . .  $       0.00   $       0.00   $       0.00    $       0.21   $       0.62
AS OF DECEMBER 31:
Balance Sheet Data:
Total assets. . . . . . . . . . . . .  $ 46,183,000   $ 62,875,000   $ 95,287,000    $112,697,000   $110,269,000
Mortgages and other loans payable . .  $ 33,400,000   $ 48,008,000   $ 75,770,000    $ 84,887,000   $ 78,643,000
Weighted average number of
shares outstanding. . . . . . . . . .     3,706,845      3,706,845      3,706,845       3,707,072      3,706,308


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

   COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

          During 1996 the Trust continued its efforts to recapitalize through a variety of ways, including joint venture or merger with a compatible real estate partner. This process has been hindered by the problems at El Portal Shopping Center and the until recently unresolved HomeBase vacancy at Monterey Plaza, as well as the toxic pollution at King's Court Shopping Center. In order to meet its debt obligations and reduce its debt expense, the Trust sold its Lakeshore Plaza Shopping Center in March 1995, Menlo Center in February 1996 and is considering further sale of assets in 1997 in order to achieve these goals.

          Net loss for the year ended December 31, 1996 was $3,427,000 as compared to a net loss of $3,448,000 for the year ended December 31, 1995, a decrease in the loss of $21,000.

          Rental revenues decreased from $9,183,000 to $5,780,000, a decrease of $3,403,000, or 37%, as a result of the sale of both Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996, and the declining revenues at El Portal Shopping Center as a result of the HomeBase lease termination in 1994 and closures of Safeway Stores, Long's Drug store and Bank of America.

          Operating expenses decreased from $2,145,000 in 1995 to $1,619,000 in 1996, a decrease of $526,000, or 25% due to a decrease in expenses at Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996, resulting from the sale of the both centers, which was partial offset by an increase in the Wanless ground lease expense.

          Property taxes decreased from $1,194,000 in 1995 to $483,000 in 1996, a decrease of $711,000, or 60% Property management fees decreased from $318,000 in 1995 to $197,000 in 1996, a decrease of $121,000, or 38%. Depreciation and amortization decreased from $2,886,000 in 1995 to $2,062,000 in 1996, a decrease of $824,000 or 29%. Each of these decreases resulted from the sale of Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996.

          General and administrative expenses decreased from $609,000 in 1995 to $520,000 in 1996, a decrease of $89,000 or 15% due to cost saving measures.

          Loss on impairment of value was recognized $1,455,000 in 1996 due to the reduction in carry value of El Portal Shopping Center by $987,000 and the write down of the Trust's interest in the Westwood Village note of $468,000.

          Gain on the sale of property of $772,000 represents the gain on the sale of Menlo Center which was sold on February 29, 1996.

          Interest income increased by $8,000, or 1%, from $637,000 to $645,000, as a result of the interest earned on restricted funds.

          Interest expense decreased by $1,960,000, or 37%, from $5,364,000 to $3,404,000, due to the sale of both Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996 and the assumption of related mortgage debt by the buyers as well as the pay-down of short-term debt from the net proceeds of the sales.

          In connection with the potential merger or joint venture activities, the Trust incurred expenses of $230,000 in 1996 compared to $214,000 in 1995.

          Lease termination in 1996 is due to a lease termination in regards to parcel land at the Westwood Village Shopping Center located Redding, California (see Note 14 to the consolidated financial statements).

          The aggregate lease-up rate for two of the Trust's three properties (excluding El Portal) was approximately 94% at December 31, 1996 and 97% at December 31, 1995. At Monterey Plaza, the lease-up rate was 95%, while actual occupancy rate was 39% because the WalMart store was under construction until January 29, 1997. At King's Court the lease up rate and occupancy rate at
December 31, 1996 was 93%.   At a third property (Wanlass) the lease-up rate
and occupancy rate was 28%. This property is proposed for redevelopment. The aggregate occupancy rate for the Trust's overall shopping center portfolio (excluding El Portal) at December 31, 1996 was 53%.

   COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

          During 1995 the Trust continued its efforts to recapitalize through a variety of ways, including joint venture or merger with a compatible real estate partner. The chief impediment was rising yield expectations of potential institutional investor partners. In addition, the process has been hindered by the problems at El Portal Shopping Center and the unresolved HomeBase vacancy at Monterey Plaza, as well as the toxic pollution at King's Court Shopping Center. In order to meet its debt obligations and improve its earnings from operations, the Trust sold its Lakeshore Plaza Shopping Center in March 1995 and Menlo Center in February 1996.

          In the course of generating proposals that culminated in the sale of Lakeshore Plaza, the Trust's property portfolio was formally exposed to the investment market. This exposure elicited several offers which were predicated on estimates of value for all the Trust's properties with the exception of the El Portal Shopping Center. El Portal was not a candidate for sale in this manner because of the losses in its tenant structure and its redevelopment needs. As a result of these estimates of value generated in competitive formal bids and subsequent informal negotiations, the Trustees were able to assess the probable current market value of most of its property portfolio. This had not previously been possible due to the dearth of comparable property transactions in the Bay Area since the decline of the real estate markets during the recent recession. El Portal's value was estimated separately.

          The estimated current market value information gathered in the process described above led the Trustees to the decision to adjust the Trust's book values to more closely reflect these current market values. The aggregate of these write-downs at December 31, 1994 was $8,000,000. The details of the amount of each adjustment are contained in the notes to the Trust's consolidated financial statements.

          Net loss for the year ended December 31, 1995 was $3,448,000 as compared to a net loss of $8,254,000 for the year ended December 31, 1994, a decrease in the loss of $4,806,000. This decrease was caused by a decrease in interest expense of $3,137,000 and a loss on impairment of property value of $8,000,000 offset by the early termination of a lease which resulted in a net gain of $3,578,000 after giving effect to writing off the remaining book value of the building and associated tenant improvements leased by the former tenant, the sale of options on four shopping center properties which resulted in a net gain of $994,000, a one time loan commitment fee expensed in 1993 which did not recur in 1994 and $1,400,000 increase in operating income.

          Rental revenues decreased from $12,417,000 to $9,183,000, a decrease of $3,234,000, or 26%, primarily as a result of the sale of Lakeshore Plaza Shopping Center and declining revenues at El Portal Shopping Center as a result of the HomeBase lease termination in 1994.

          Operating expenses decreased from $2,162,000 in 1994 to $2,145,000 in 1995, a decrease of $17,000, or 1% due to additional expense of El Portal ground lease and offset by a decrease in Lakeshore Plaza expense due to the sale of the center.

          Property taxes increased from $953,000 in 1994 to $1,194,000 in 1995, an increase of $241,000, or 25%. due to supplemental bills at Monterey Plaza Shopping Center. Property management fees decreased from $456,000 in 1994 to $318,000 in 1995, a decrease of $138,000, or 30%. Depreciation and amortization decreased from $3,862,000 in 1994 to $2,886,000 in 1995, a decrease of $976,000 or 25%. Each of these decreases resulted from the sale Lakeshore Plaza Shopping Center.

          General and administrative expenses decreased from $854,000 in 1994 to $609,000 in 1995, a decrease of $245,000 due to cost saving measures.

          Interest income decreased by $396,000, or 38% from $1,033,000 to $637,000, as a result of the early repayment of two mortgage notes receivable during 1994.

          Interest expense decreased by $2,866,000, or 35%, from $8,230,000 to $5,364,000, due to a pay-down on the El Portal mortgage, the assumption of related mortgage from the sale of Lakeshore Plaza and the pay-down of short-term debt.

          In connection with a prospective offering of debt or equity securities, potential merger or joint venture activities, the potential acquisition of additional properties, and the proposed reincorporation as a Maryland Corporation, the Trust incurred expenses of $214,000 in 1995 as compared to $1,159,000 in 1994. These expenses were offset in part by a profit of $994,000 in 1994 on the sale of property options acquired during this effort.

LIQUIDITY AND CAPITAL RESOURCES

          Cash flow provided by operating activities was $364,000 in 1996, compared to cash flow used by operating activities of $1,759,000 in 1995 and $3,930,000 provided in 1994. The increase in 1996 was primarily due to reduced expense resulting from property sales. The decrease in 1995 was primarily due to a one-time lease termination fee received in 1994 at one property.

          Cash flow provided by investing activities was $4,577,000 in 1996, as compared to cash flow provided by investing activities in 1995 of $13,697,000 and $5,513,000 provided in 1994. The reduction in cash flow in 1996 compared to 1995 was primarily due to timing differences in the receipt of rents and payments of trade payables. The decrease in cash flow in 1995 compared to 1994 was due to the early payoff of three mortgage notes payable paid early as a result of refinancing and also due to a mortgage loan pay-down due to the HomeBase lease buy-out at El Portal Shopping Center.

          Cash flow used by financing activities was $4,238,000 in 1996 as compared to $12,296,000 used in 1995 and $9,633,000 used in 1994. The decrease in 1996 is due to assumption of a smaller amount of mortgage debt and short-term notes payable as the result of the sale of Menlo Center compared to the assumption of a larger value of mortgage debt and short-term notes payable due to the sale of Lakeshore Plaza Shopping Center in 1995.

          The Trust's financial structure at December 31, 1996 shows debt financing, including short-term and unsecured notes, representing approximately 78% of the book value of the Trust's properties, before depreciation. The increase in leverage from the level of 68% in 1995 is primarily due to the Trust's use of the proceeds from the sale of Menlo Center to pay off the Menlo Center mortgage note and $4,100,000 of short term notes, as well as the exclusion of El Portal Shopping Center due to receivership.

          The Trust is obligated on a number of short-term secured Notes due in 1997. Menlo Management Company and/or Collier Investments is the general partner of the partnership lenders which hold these short-term mortgage notes. The aggregate balance owed on these Notes is $7,700,000 at December 31, 1996. These notes have the capacity to be increased to a total indebtedness of $8,050,000 and are scheduled to mature on December 31, 1997. The Trust has the intention and ability to obtain extensions on the maturity dates of these notes.

          Sources of liquidity for the Trust include five mortgage loans receivable, totaling approximately $6,103,000 at December 31, 1996. Two of these loans result from the sale of properties prior to 1991. Payments on these notes are due as follows: $1,104,000 in December 1997 and $4,200,000 in January 1999. The balance of $1,325,000 of these notes matures in 2000.

          The Trust has engaged in formal negotiations during 1994, 1995 and 1996 regarding restructuring the Trust and the sale of certain Trust properties. For further discussion see Item I Business - Investment Policy.

          There has been no public market for Trust Shares, nor have there been any known market-makers. From time to time, in order to provide shareholders with a means of trading Trust Shares, Pacific Real Estate Securities Co., Inc. (Presco) has acted as a crossing agent on behalf of the Trust so that persons interested in acquiring Trust Shares could purchase Trust Shares from persons interested in selling Trust Shares. Presco ceased to function in this capacity in 1992 and the company has since been wound up. The price of Trust Shares sold by the Trust and selling shareholders was determined by the Trustees, based on their estimate of the value of the Trust's properties and other assets net of estimated liabilities, with the properties being valued based on estimates of the long-term investment value of each property, rather than on current market value or liquidation value, assuming that the properties were held as long-term assets rather than being sold in mid-term or liquidated in currently depressed market conditions. This valuation approach assumed that the Trust would continue as a "going concern", and did not take into account then current market value or liquidation value and costs of liquidation. All existing shareholders who resided in California were given the opportunity to purchase shares in cross-selling transactions.

JOINT VENTURE INTEREST

          The Trust presently owns a 40% interest in Kingsco, the general partnership which owns King's Court Shopping Center. In addition, the Trust has managing control over King's Court Shopping Center operations, including any leasing, renovation, sale or financing activities. The term of the partnership continues until September 30, 2039. Cash flows and expenses of the partnership are allocated in accordance with the partners' respective percentage interests, with the Trust's allocation being equal to its 40% interest. The shopping center is managed by Menlo Management Company on behalf of the Trust; the Trust does not receive any portion of the management fee paid to Menlo Management Company for such management services.

OTHER CAPITAL EXPENDITURES

          At the present time, there are no material deferred capital maintenance obligations outstanding for two of the Trust's existing shopping centers. However, the Trust expects that several of its buildings at the Wanlass Shopping Center may require significant capital investment in 1997. As a result of the problems arising at El Portal Shopping Center the buildings at El Portal have not been maintained on a current basis throughout all of 1996. In addition, at each of the Trust's properties leasehold improvements and lease commissions are expected to be incurred in connection with leasing activity.
No detailed capital budgets have been prepared for these items.

ECONOMIC CONDITIONS

          In the last several years, inflation has not had a significant impact on the Trust because of the relatively low inflation rate. Nonetheless, the majority of the Trust's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Trust to receive percentage rents which generally increase as prices rise, and/or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Most of the Trust's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Trust's exposure to increases in costs and operating expenses resulting from inflation. However, the Trust has agreed in certain instances to retain or limit the responsibility for some obligations that would otherwise be the responsibility of the tenant under a triple net lease.

          The United States generally and the State of California are currently enjoying economic growth. This growth comes on the heels of recent deep economic recession, particularly in the State of California. However many industries in the State of California continue to show the effect of this recent recession. A repeat of these adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Trust to meet their lease obligations and could adversely affect the Trust's ability to attract or retain tenants. In addition to economic conditions there are other major influences that can affect the success of tenants in achieving or maintaining sufficient sales volumes to pay rent. Competitive factors and overall changes in retail merchandising practices can have an equal or even greater impact than economic factors. The loss of an anchor retailer can lead to the diminution of retail sales and the loss of other retailers in the same shopping center. This can seriously affect the viability or value of a shopping center, as is particularly evident at El Portal Shopping Center and, to a lesser extent, at Monterey Plaza Shopping Center.

       ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PACIFIC REAL ESTATE INVESTMENT TRUST

                                 TABLE OF CONTENTS

                                                                         Page

Independent Auditors' Report                                              23


Consolidated Financial Statements:

Balance Sheets at December 31, 1996 and 1995                              24
Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                        25
Statements of Changes in Shareholders'
  Equity for the Years Ended December 31, 1996,
  1995 and 1994                                                           26
Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                        27
Notes to Consolidated Financial Statements                                28


Financial Statement Schedules:

  III  --   Commercial Properties and
            Accumulated Depreciation at December 31, 1996                 36
  IV   --   Mortgage Loans on Real Estate at
            December 31, 1996                                             38


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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust and its joint venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

DELOITTE & TOUCHE LLP
San Francisco, California
January 24, 1997 (March 25, 1997 as to Note 12)

                   PACIFIC REAL ESTATE INVESTMENT TRUST

                           -------------------

                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND 1995

                               ASSETS


                                                                    1996           1995
                                                                -------------   ------------
Investment in commercial properties:
  Land....................................................      $ 10,104,000    $ 14,308,000
  Buildings and improvements..............................        28,187,000      56,345,000
 Accumulated depreciation.................................        (7,271,000)    (18,375,000)
                                                                -------------   ------------
  Commercial properties - net.............................        31,020,000      52,278,000
Property in receivership..................................         4,438,000
Notes receivable (net of allowance of $507,000 in 1996 and
$39,000 in 1995)..........................................         6,279,000       6,811,000
Cash......................................................         1,011,000         308,000
Restricted cash...........................................         1,154,000         100,000
Accounts receivable (net of allowance of $143,000 in 1996
and $146,000 in 1995).....................................           489,000         891,000
Deferred lease commissions - net..........................           425,000         742,000
Deferred financing costs - net............................           329,000         440,000
Other assets..............................................         1,038,000       1,305,000
                                                                -------------   ------------
    Total.................................................      $ 46,183,000    $ 62,875,000
                                                                -------------   ------------
                                                                -------------   ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage loans..........................................      $ 25,700,000    $ 36,818,000
  Short-term notes........................................         7,700,000      11,190,000
  Security deposits.......................................           118,000         231,000
  Accounts payable and other liabilities..................         1,968,000         566,000
                                                                -------------   ------------
    Total liabilities.....................................      $ 35,486,000    $ 48,805,000
                                                                -------------   ------------
Commitments and contingencies (Note 14)...................
Minority interest in joint venture........................         3,375,000       3,321,000
Shareholders' Equity:
 Shares of beneficial interest, $10 par value, authorized:
  1996 and 1995, 10,611,863; shares issued and
  outstanding:  1996 and 1995, 3,706,845                          37,068,000      37,068,000
Additional paid-in capital................................        11,009,000      11,009,000
Accumulated deficit.......................................       (40,755,000)    (37,328,000)
                                                                -------------   ------------
Shareholders' equity......................................         7,322,000      10,749,000
                                                                -------------   ------------
    Total.................................................      $ 46,183,000    $ 62,875,000
                                                                -------------   ------------
                                                                -------------   ------------



                      See notes to consolidated financial statements.

                          PACIFIC REAL ESTATE INVESTMENT TRUST

                                   --------------------

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                             1996           1995           1994
                                                         -----------    -----------    -----------

Rental revenues.......................................   $ 5,780,000    $ 9,183,000    $12,417,000
                                                         -----------    -----------    -----------
Operating expenses (including related party
amounts of $478,000, $694,000 and $996,000 in
1996, 1995 and 1994, respectively):
 Operating............................................     1,619,000      2,145,000      2,162,000
 Property tax.........................................       483,000      1,194,000        953,000
 General and administrative...........................       520,000        609,000        854,000
 Depreciation and amortization........................     2,062,000      2,886,000      3,862,000
 Property management fees.............................       197,000        318,000        456,000
 Loss on impairment of value..........................     1,455,000                     8,000,000
 Gain on sale of property.............................      (772,000)
                                                         -----------    -----------    -----------

   Total operating expenses...........................     5,564,000      7,152,000     16,287,000
                                                         -----------    -----------    -----------

Operating income (loss)...............................       216,000      2,031,000     (3,870,000)
                                                         -----------    -----------    -----------
Other income/(expense):
 Interest income......................................       645,000        637,000      1,033,000
 Interest expense.....................................    (3,404,000)    (5,364,000)    (8,230,000)
 Gain (loss) on sale of options.......................                     (213,000)       994,000
 Reincorporation/merger expenses......................      (230,000)      (139,000)      (355,000)
 Property acquisition expenses........................                      (75,000)      (503,000)
 Expenses of prospective offering.....................                                    (301,000)
 Prepayment penalty...................................                                    (271,000)
 Gain (loss) on lease termination.....................      (240,000)                    3,577,000
                                                         -----------    -----------    -----------

   Total other expense--net...........................    (3,229,000)    (5,154,000)    (4,056,000)
                                                         -----------    -----------    -----------

Net loss before minority interest.....................    (3,013,000)    (3,123,000)    (7,926,000)
Minority interest in joint venture....................      (414,000)      (325,000)      (328,000)
                                                         -----------    -----------    -----------

Net loss..............................................   $(3,427,000)   $(3,448,000)   $(8,254,000)
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------

Net loss per share of beneficial interest.............   $     (0.92)   $     (0.93)   $     (2.23)
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------

                                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                               --------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                            BENEFICIAL INTEREST
                                       ------------------------------        ADDITIONAL        ACCUMULATED
                                           SHARES          AMOUNT          PAID-IN CAPITAL       DEFICIT
                                       ------------------------------     -----------------  ---------------
Balance January 1, 1994.............     3,707,072      $37,071,000         $11,010,000      $(25,626,000)
Repurchase of shares................          (227)          (3,000)             (1,000)
Net Loss............................                                                           (8,254,000)
                                       ------------    ---------------     -----------------  ---------------
Balance December 31, 1994...........     3,706,845       37,068,000          11,009,000       (33,880,000)
Net Loss............................                                                           (3,448,000)
                                       ------------    ---------------     -----------------  ---------------
Balance December 31, 1995...........     3,706,845       37,068,000          11,009,000       (37,328,000)
Net Loss............................                                                           (3,427,000)
                                       ------------    ---------------     -----------------  ---------------
Balance December 31, 1996...........     3,706,845      $37,068,000         $11,009,000      $(40,755,000)
                                       ------------    ---------------     -----------------  ---------------
                                       ------------    ---------------     -----------------  ---------------



                                See notes to consolidated financial statements.

                               PACIFIC REAL ESTATE INVESTMENT TRUST

                                        -------------------

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996            1995              1994
                                                        -------------   -------------    --------------
Cash Flow from Operating Activities:
 Net loss.............................................  $ (3,427,000)   $ (3,448,000)    $  (8,254,000)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation.........................................    1,716,000       2,496,000         3,290,000
  Amortization of note receivable discount.............      (15,000)        (64,000)          (34,000)
  Amortization of deferred cost........................      343,000         359,000           570,000
  Minority interest in joint venture's operations......      414,000         325,000           328,000
  Provision for doubtful receivables...................       77,000         103,000           161,000
  Loss (gain) on sale of options.......................                      213,000          (994,000)
  Gain on sale of property.............................     (772,000)
  Loss (gain) on lease termination.....................      240,000                        (3,578,000)
  Proceeds from lease termination......................                                      6,000,000
  Loss on impairment value.............................    1,455,000                         8,000,000
  Changes in operating assets and liabilities:
   Accounts payable and other liabilities.............       117,000      (1,107,000)         (501,000)
   Security deposits..................................        10,000         (60,000)          (38,000)
   Deferred lease commissions.........................      (105,000)        (97,000)         (217,000)
   Deferred financing costs...........................       (25,000)
   Accounts receivable................................       293,000        (238,000)         (417,000)
   Other assets.......................................        43,000        (241,000)         (386,000)
                                                        -------------   -------------    --------------
Net cash provided (used) by operating activities......       364,000      (1,759,000)        3,930,000
                                                        -------------   -------------    --------------
Cash Flow from Investing Activities:
 Increase in restricted cash..........................                      (100,000)
 Construction of properties...........................      (347,000)       (107,000)       (1,491,000)
 Collection of notes receivable.......................        88,000          78,000         6,030,000
 Additions of notes receivable........................        (9,000)         (4,000)       (1,327,000)
 Proceeds from sale of Lakeshore......................                    14,043,000
 Proceeds from sale of Menlo Center...................     4,845,000
 Proceeds (costs) from sale of options................                      (213,000)        2,301,000
                                                        -------------   -------------    --------------
Net cash provided in investing activities.............     4,577,000      13,697,000         5,513,000
                                                        -------------   -------------    --------------
Cash Flow from Financing Activities:
 Costs of sale of Trust Shares........................                                          (4,000)
 Proceeds from short-term notes.......................       910,000         800,000         3,905,000
 Proceeds from mortgage loans.........................                                       1,500,000
 Re-payment of mortgage loans.........................      (388,000)     (4,691,000)       (9,712,000)
 Re-payment of short-term notes.......................    (4,400,000)     (5,045,000)       (4,810,000)
 Re-payment of unsecured note payable.................                    (3,000,000)
 Payment of financing costs...........................                                        (152,000)
 Distributions to joint venture partner...............      (360,000)       (360,000)         (360,000)
                                                        -------------   -------------    --------------
Net cash used by financing activities.................    (4,238,000)    (12,296,000)       (9,633,000)
                                                        -------------   -------------    --------------
 Increase (decrease) in cash...........................      703,000        (358,000)         (190,000)
  Cash, January 1......................................      308,000         666,000           856,000
                                                        -------------   -------------    --------------
  Cash, December 31.................................... $  1,011,000    $    308,000     $     666,000
                                                        -------------   -------------    --------------
                                                        -------------   -------------    --------------


NON CASH INVESTING AND FINANCING:
 Assumption of mortgage note payable by buyers of Lakeshore Plaza Shopping Center for $15,826,000 in 1995 and Menlo Center for $10,730,000 in 1996.

 Establishment of an impound account for approximately $1,000,000 for a Monterey Plaza Shopping Center tenant during 1996, which was funded by another tenant. (see Note 1).
                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

      CONSOLIDATION

     The consolidated financial statements include the Trust and a joint venture ("Kingsco") in which the Trust has a 40% controlling interest. The joint venture is consolidated in the accompany financial statements as the Trust has control over the joint venture's operations, including all leasing, renovation, sale or refinancing activities. All significant intercompany transactions and balances have been eliminated.

      RECENT ACCOUNTING PRONOUNCEMENT

     During 1996, the Trust implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to Be Disposed Of." This new standard was used to determine the 1996 loss on impairment of value as described in Note 10.

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

      PROPERTIES

     Properties are stated at the lower of depreciated cost or estimated realizable value from the operation and ultimate sale of such properties. Acquisition fees and interest incurred during construction periods are
capitalized.   Property and improvements acquired by the Trust in connection with its acquisition of a controlling interest in a joint venture are stated at amounts agreed upon among the partners at the date of acquisition which approximated market value at such date. Depreciation is computed by the straight-line method over estimated useful lives ranging from three to forty years. Properties and the related accumulated depreciation are removed from the accounts at the time of sale. The related gain or loss is included in the statement of operations. The determination of estimated realizable value involves subjective judgement because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

      RESTRICTED CASH

     Restricted cash primarily consists of amounts held in an impound account for a Monterey Plaza tenant as a result of the tenant agreeing to waive its exclusive rights to sell certain products in the Plaza. The entire balance of this impound account is payable to such tenant, the timing of which is specified in its amended lease. The impound account was funded by another tenant at the Plaza and the funds were placed in the impound account under the control of the Trust and Prudential Insurance Company of American, the Lender on the First Deed of Trust.

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

      OTHER ASSETS

     Other assets are primarily composed of expected reimbursements related to the clean up at Kings Courts Shopping Center (see Note 14) and rental revenues in excess of amounts currently billed. Certain lease agreements contain provisions for fixed rent increases for future periods and for periods of rent abatement during the earliest portion of such leases. Rental revenue from such leases is recognized on a straight-line basis over the lives of the related leases.

      PROPERTY ACQUISITION EXPENSE

     Property acquisition expense represents costs associated with investigating properties which were not subsequently acquired.

      INCOME TAXES

     The Internal Revenue Code provides that a trust qualifies as a real estate investment trust if, among other things, the trust distributes each year at least 95% of its taxable income to shareholders. If the Trust distributes at least 95% of its taxable income to shareholders, such distributions can be treated as deductions by the Trust for income tax purposes. Because it is the policy of the Trust to distribute amounts approximately equal to its taxable income plus depreciation and amortization, no provision for income taxes has been made in the accompanying financial statements.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of receivables and short-term notes payable are reasonable estimates of fair value due to the short period of time until their expected maturity. The carrying amount of mortgage loans is a reasonable estimate of fair value based on the borrowing rates currently available to the Trust for loans with similar terms and average maturities.

      NET LOSS PER SHARE OF BENEFICIAL INTEREST

     Net loss per share of beneficial interest, is computed by dividing net loss by the weighted average number of shares outstanding of 3,706,845 in 1996, 1995 and 1994.

      RECLASSIFICATIONS

     Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

2. INVESTMENT ADVISOR, PROPERTY MANAGEMENT AND SHAREHOLDER-SUPPORT SERVICES AGREEMENTS

     The Trust has entered into certain transactions with Collier Investment (the "Advisor"), which is both the investment advisor to the Trust and its real estate broker. Menlo Management Company, which manages the Trust's properties, and is formerly affiliated with the Advisor. Robert C. Gould, an officer and director of the Trust, is the owner of Menlo Management Company. California Bavarian Company, a privately held California corporation, provides shareholder communication and liaison support services to the Trust on a contractual basis for a monthly service fee. California Bavarian Company is not related to the Trust. However its director, Mark D. Mordell, is an agent of the Trust.

     The amended investment advisory agreement provides that, commencing January 1, 1994, the Trust pays to the Advisor, an annual base advisory fee equal to 0.2% of the average gross invested assets of the Trust (as defined in the advisory agreement). The Advisor also may receive real estate brokerage commissions at negotiated rates in connection with the purchase, sale or refinancing of the Trust's properties. In July 1994 the Advisor offered to reduce the annual base advisory fee by 50% retroactive to January 1, 1994. The Investment Advisor also voluntarily waived real estate brokerage commissions in connection with both the sale of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, and the sale of Menlo Center, which was sold on February 29, 1996.

     The investment advisory agreement also provides for a yearly incentive compensation payment to the Advisor equal to the sum of: (1) 10% of net realized capital gains, excluding any depreciation, less accumulated realized capital losses, if any; plus (2) 7.5% of the amount, if any, by which net income, before depreciation but excluding capital gains, exceeded a minimum base yield of 8.6% per annum on average net worth (as defined in the agreement) during the preceding calendar year. Net income for this purpose is after deduction of the regular fee, whether or not such fees were paid.
No incentive compensation fees were paid to the Advisor in 1996, 1995 or 1994.

     The Trust has a property management agreement with Menlo Management Company to manage the Trust's properties for a percentage of gross rentals ranging from 4% to 5% for each property. In addition, for each property, Menlo Management Company receives leasing commissions based on a percentage of the total lease rental revenues, with certain minimum commission charges. Menlo Management Company is the lessee of office space in one of the Trust's properties which was sold in 1996. The Trustees believe that the terms of the lease and property management agreements are comparable to terms the Trust would obtain from non-related parties.

     Menlo Management Company receives fees for administrative services provided to the Trust and development, planning and negotiating services in connection with development work at the Trust's properties.

     Pacific Real Estate Securities Company Inc.("Presco") is a former supplier of capital fund raising and shareholder services to the Trust. This company was a subsidiary of Menlo Management Company. It was dissolved in 1995.

     Fees paid or payable to the Advisor, Menlo Management Company and Presco in 1996, 1995 and 1994 were as follows:

                                               1996        1995          1994
                                           ----------   ----------   -----------
ADVISOR
Advisory fee........................       $  50,000    $  68,000    $   112,000
MENLO MANAGEMENT COMPANY
Property management fees............         197,000      313,000        456,000
Administrative services.............         150,000      199,000        260,000
Loan fees...........................          81,000      114,000        132,000
Lease commissions...................          82,000       68,000        126,000
Real estate brokerage commissions...                                     145,000
PRESCO
Administrative services.............                                      36,000
                                           ----------   ----------   -----------
   Total............................      $  560,000    $ 762,000    $ 1,267,000
                                           ----------   ----------   -----------
                                           ----------   ----------   -----------

     Real estate brokerage commissions have been capitalized and lease commissions have been deferred.

3. NOTES RECEIVABLE.

   Notes receivable consist of the following at December 31, 1996 and December 31, 1995:
                                                          1996          1995
                                                       ----------    ----------
     Mortgage notes. . . . . . . . . . . . . . .       $6,571,000    $6,565,000
     Unsecured loans (principally to tenants). .          215,000       285,000
     Allowance for doubtful accounts . . . . . .         (507,000)      (39,000)
                                                       ----------    ----------
       Total . . . . . . . . . . . . . . . . . .       $6,279,000    $6,811,000
                                                       ----------    ----------
                                                       ----------    ----------

   The mortgage notes outstanding at December 31, 1996 result from sale of two shopping center properties located in Northern California which bear interest from 9% to 9.25% and from other loans (see Note 11). At the time of sale, the two shopping center notes were discounted to yield market interest rates ranging from 9.5% to 13%. The discounts are recognized as interest income over the life of the note. The mortgage notes receivable have been pledged as security for various short-term notes payable (see Note 4).

   Notes receivable are due as follows:
                     1997 . . . . . . . . . . . . .   $1,133,000
                     1998 . . . . . . . . . . . . .       21,000
                     1999 . . . . . . . . . . . . .    4,216,000
                     2000 . . . . . . . . . . . . .    1,330,000
                     2001 . . . . . . . . . . . . .        1,000
                     Thereafter . . . . . . . . . .      143,000
                     Less discounts . . . . . . . .      (58,000)
                     Less allowance for bad debt. .     (507,000)
                                                      ----------
                          Total . . . . . . . . . .   $6,279,000
                                                      ----------
                                                      ----------

   The debtor of a note scheduled to mature in December 1996 requested an extension to December 1997 and the Trust granted this extension. During 1996, the Trust wrote down this note by $468,000 due to a decline in the value of the underlying collateral and management's estimate of the notes realizable value (see Note 10).

4.   SHORT-TERM NOTES.

   At December 31, 1996, notes outstanding are $7,700,000, with interest rates ranging from 9.50% to 10.20%. The notes have the capacity to be increased to a total indebtedness of $8,050,000 and are secured by mortgage notes receivable from property sales (see Note 3), additional deeds of trust on existing properties and the Trust's interest in a joint venture. All of these notes at December 31, 1996 are held by private limited partnerships, independent of the Trust, in which Menlo Management Company and/or Collier Investments has a general partnership interest. Interest of $790,000, $1,163,000 and $1,442,000 was paid on these notes in 1996, 1995 and 1994, respectively. The notes are scheduled to mature in December 1997. The Trust has the intention and ability to obtain extensions on the maturity dates on these notes.

5.   MORTGAGE LOANS.

     Operating properties are pledged as collateral for mortgage loans which have interest rates varying from 9.375% to 10.25% at December 31, 1996. The loans are payable monthly over periods through July 2000. In connection with the sale of one property in 1990, the Trust remains the primary obligor on the underlying non-recourse note payable, totaling $1,542,000, which is secured by a first deed of trust on the property sold. The all-inclusive promissory note receivable from the buyer was received by the Trust at the date of sale.

     Mortgage loans mature in future years as follows:
                      1997. . . . . . . . . . . . . . . . . .   $ 4,743,000
                      1998. . . . . . . . . . . . . . . . . .       332,000
                      1999. . . . . . . . . . . . . . . . . .     2,782,000
                      2000. . . . . . . . . . . . . . . . . .    17,843,000
                                                                -----------
                           Total. . . . . . . . . . . . . . .   $25,700,000
                                                                -----------
                                                                -----------

     The 1997 maturities shown above include $4,438,000 due on the property in receivership (see Note 7).

     Total interest costs in 1996, 1995 and 1994 were $3,404,000, $5,364,000 and $8,230,000.  Interest paid was $3,404,000, $5,364,000 and $8,501,000, respectively.

6.   COMMERCIAL PROPERTY OPERATING LEASES.

     Space in the Trust's operating properties is leased to tenants under long-term non-cancelable operating leases. The lease agreements provide for fixed minimum rentals and generally include provisions for reimbursement of a portion of common area maintenance expenses, property taxes, insurance, and percentage rents. Minimum rentals under these leases at December 31, 1996 are as follows (excluding the property in receivership):

               1997 . . . . . . . . . . . . . .    $ 3,475,000
               1998 . . . . . . . . . . . . . .      3,193,000
               1999 . . . . . . . . . . . . . .      2,986,000
               2000 . . . . . . . . . . . . . .      2,891,000
               2001 . . . . . . . . . . . . . .      2,644,000
               Thereafter . . . . . . . . . . .     14,117,000
                                                   -----------
                   Total. . . . . . . . . . . .    $29,306,000
                                                   -----------
                                                   -----------

     Rental revenues in 1996, 1995 and 1994 included $201,000, $153,000 and $196,000 of contingent rentals based on individual tenants' sales volumes.

     For the years ending December 31, 1996, 1995 and 1994 rental revenues representing 31% in 1996, 14% in 1995 and 17% in 1994, of total revenues were earned from a single tenant at one of the Trust's properties in 1996 and 1995 and at two of the Trust's properties in 1994.

7.   EL PORTAL SHOPPING CENTER.

     In December 1994, HomeBase, an anchor tenant at El Portal Shopping Center reached an agreement with the Trust whereby in exchange for a lease termination the Trust accepted a $6,000,000 lease buy-out payment. Under the terms of the mortgage loan secured by the property, $5,729,000 of this lease buy-out was applied towards the principal reduction and $271,000 was applied as a prepayment penalty. In connection with this transaction, the Trust determined that the HomeBase facility became functionally obsolete, therefore the remaining book value of $2,040,000 and associated deferred costs of $383,000 were charged against the lease termination payment resulting in a net gain of $3,577,000.

     Between 1994 through 1996 El Portal suffered a complete reversal arising from the loss or closure of all of its anchor tenants. The resultant cash drain from the property prompted the Trust to suspend making any further mortgage payments to the Trust Deed Non-Recourse Note Holder, Nationwide Life Insurance Company. The unpaid balance of the mortgage loan was $4,438,000 at December 31, 1996. The lender accordingly sought to place the property in receivership as a prerequisite to obtaining fee title to the property. This step was also prompted by the discovery in 1995 of a toxic spill emanating from a former dry cleaner tenant, which probably occurred prior to the Trust's acquisition of the property. The property was officially confirmed into permanent receivership in January 1997. The Trust expects that there is no residual equity for the Trust in the El Portal Shopping Center and, during 1996, wrote down the carrying value by $987,000 (see Note 10).

8.   SALE OF LAKESHORE PLAZA.

     The Trust sold the Lakeshore Plaza Shopping Center on March 13, 1995 for a sales price of $31,292,000. The proceeds of this sale after provision for assumption of the existing First Deed of Trust financing ($15,826,000 at March 13, 1995), repayment of second mortgage ($4,000,000), closing costs, escrow holdbacks for supplemental property taxes, vacant spaces and pending tenant improvement allowances, legal fees, transfer taxes and miscellaneous selling expenses, were all used to pay down other short-term notes ($5,045,000) and an unsecured note payable including interest payable ($3,467,000). The loss on sale was recognized in 1994 (see Note 10).

9.   SALE OF MENLO CENTER.

     The Trust sold Menlo Center on February 29, 1996. The sales price was $16,200,000. The buyer assumed the existing financing in the amount of $10,730,000. After payment of closing costs, transfer taxes, real estate commissions and miscellaneous selling expenses, all totalling approximately $445,000, the net proceeds of approximately $4,845,000 were used to repay short-term debt and to provide working capital. Under the terms of the sale contract, the Trust is obligated to subsidize the buyer's net operating income to the extent necessary to assure the buyer of an 8.5% investment yield from the operation of Menlo Center. The liability for this subsidy amounted to $37,000 in 1996. No liability is currently expected for 1997 and thereafter. The Trust's liability in this respect extends to the maturity date of the existing First Trust Deed financing which the buyer assumed in the purchase. This financing expires in 2000.

10.  LOSS ON IMPAIRMENT OF VALUE.

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

     In 1996, loss on impairment of value is comprised of the following components. First, El Portal Shopping Center's carrying value was reduced by $987,000 to $4,438,000 after depreciation (see Note 7). Second, the Trust's interest in the Westwood Village Note was written down by $468,000 to $600,000 (see Note 3).

11.  PROPERTY PURCHASE OPTIONS.

     The Trust entered into a purchase and sale agreement in 1993 (the "1993 Agreement") and three additional purchase and sale agreements in 1994 (the "1994 Agreements") to purchase a total of four shopping centers.

     In 1994 the Trust assigned its interest in the 1993 Agreement and the 1994 Agreements to another real estate investment trust for the sum of $2,361,000, adjusted for certain closing costs and prorations. The Trust also guaranteed the payment of certain rentals at the properties to the buyer for a 24-month period.

          During 1994, the Trust recorded a gain of $994,000 net of a rent guarantee reserve accrual of $390,000, as the result the above transaction. In 1995, the Trust increased the reserve by an additional $213,000.

          In connection with the above transactions, on June 7, 1994, (i) Scotts Valley Plaza, a California limited partnership ("Scott"), granted to the Trust a one-year option to acquire the shopping center commonly known as Scotts Village Plaza and (ii) Scotts Village Phase II, a California limited partnership ("Scotts II"), granted a one-year option to the Trust to purchase Scotts Valley Square, both of which are located in Scotts Valley, California. Concurrently with the grant of these options and in connection with the transactions contemplated by that certain Assignment and Agreement dated May 9 1994 and amended May 25, 1994, executed by and between Pacific Real Estate Investment Trust and Western Investment Real Estate Trust, the Trust made a loan to Malcolm R. Riley, one of the principals in Scotts and Scotts II, in the amount of $750,000. The loan bears interest at 9% per annum, payable monthly, and the principal is due and payable in 6 years. Simultaneously, the Trust made a loan to Russell R. Pratt, in the amount of $500,000. That loan bears interest at 8% per annum, payable monthly, and the principal is due and payable in 6 years. Each of these loans is secured by the borrower's respective partnership interests in Scotts and Scotts II. The Trust also made a loan in the amount of $75,000 to Scotts, which bears interest at 8.6% per annum (payable monthly), is due in 6 years and is secured by a second deed of trust on Scotts Village Plaza. Payment on these notes are current.

12.  Reincorporation/Merger Transactions.

          The Trustees have formed Pacific Real Estate Investment Trust, Inc. ("PAC REIT") as a Maryland corporation for the purpose of effecting a reincorporation (the "Reincorporation Transactions"). PAC REIT has no material assets or liabilities and is a wholly-owned subsidiary of the Trust. The Trust held a Special Meeting of the Shareholders on March 18, 1994, at which time the Reincorporation Transactions were approved by the Trust's shareholders. The Trust does not currently expect to effect the Reincorporation Transactions.

          On January 10, 1997, the Trust entered into a definitive merger agreement with Pan Pacific Development (U.S.) Inc. whereby both entities agreed to contribute certain properties into a subsidiary of the Trust, Pacific Real Estate Investment Trust, Inc. On March 25, 1997, the agreement was terminated for failure of certain conditions. The Trustees will continue to pursue alternative sources of financing or an alternative approach involving the orderly sale of the Trust's assets.

13.  EXPENSES OF PROSPECTIVE OFFERING.

     During 1994 the Trust was involved in discussions with underwriters regarding a potential offering of the PAC REIT's Common Shares and/or debt securities to public or private purchasers, should the Reincorporation Transactions be consummated. The expenses incurred in connection with such a prospective offering are reflected in the accompanying consolidated statements of operations as expenses of prospective offering.

14.  COMMITMENTS AND CONTINGENCIES.

     The Trust is obligated on four land leases. The first lease extends through 2012 and requires minimum annual payments of $26,000, plus 8% of the property's rental revenue in excess of $325,000. The second lease extends through 2024 and requires minimum annual payments of $40,000, plus 12% of the property's annual rental revenue in excess of $333,000. The third lease extends through 2045 and contains a dual option for the Trust to acquire fee title and for the ground lessor to "put" the property to the Trust. The option for the Trust to acquire commences upon the death of one of the ground lessors and lasts for five years from said date. The option for the ground lessors to "put" the property to the Trust begins March 1, 1998 and survives through the term of the ground lease. The annual rent is $184,400 with annual increases of 4%. The purchase price under the options is the minimum ground rent capitalized at a 10% yield. Land lease expense totaled $381,000 in 1996, $400,000 in 1995, and $236,000 in 1994. The fourth lease extends through December 31, 2007 and requires annual minimum rent payment of $45,000 plus real property taxes. This lease affects a parcel of land consisting of 5000 square feet and is located at the periphery of Westwood Village Shopping Center in Redding, CA. The Trust sold this parcel to a third party in 1987 for a sale price of $440,000. The Trust leased the land back from the new owner with the intent to sub-lease it to a retail or commercial user at a ground rent equal to or greater than the ground rent payable by the Trust to the buyer. The Trust has been unable to locate a ground lessee and it estimates that the current market lease rate for this parcel has declined.
In order to eliminate the burden of the remaining eleven years of lease payments, the Trust intends to terminate its lease prior to maturity and to repurchase the land at its estimated current value of $200,000. The Limited Partnership which owns the land has agreed to sell the parcel back to the Trust in exchange for a payment equal to the current estimated value of the land at $200,000 plus a lease termination fee of $240,000, based on the present value of the rental commitment. The liability for the lease termination fee has been accrued as of December 31, 1996.

     In 1994, the Kingsco partnership initiated an environmental audit of the property. The Phase I and II stages of the environmental audit identified certain dry cleaning solvents which had contaminated the ground water beneath the shopping center. Currently, a Phase III plan of remediation has been prepared with a proposed plan of action for clean-up of the contamination expected to be completed in approximately two years or longer. The cost to Kingsco for the clean-up is estimated to be $1,032,000 of which $723,000 has been expended through 1996. Reimbursements received from the insurance company total $503,000. The Trust was not a partner of Kingsco at the time the contamination occurred, and intends to look to the seller of the Trust's 40% interest in Kingsco, Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco and the entity that caused the contamination for payment of the clean-up costs. The Trust believes that the representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean-up costs to the extent such costs are not reimbursed by the insurance carriers. The interim plan of remediation has been approved by the Regional Water Quality Control Board and remediation has commenced. Accordingly, $309,000 and $529,000 is reflected in the accompanying consolidated balance sheet at December 31, 1996 as Other Liabilities and Other Assets respectively, for expected future costs and reimbursements.

     In another, unrelated, environmental audit of the gasoline service station pad ("Exxon Pad") at King's Court Shopping Center, the Phase I and II work identified gasoline and possibly other service station by-products in the soil underneath the station and its pumps. Exxon Corporation has assumed financial and legal responsibility for the hazardous materials and remediation of the Exxon Pad. The environmental firm responsible for maintaining and analyzing the data from various monitoring wells on the Pad continues to report to the Trust and governmental authorities on a quarterly basis. Remediation efforts have commenced and include both vapor extraction and "pump and treat" activities, depending upon the location of the materials in the soil and water.

     The Trust has also become aware of a spill from a former dry cleaning establishment at El Portal Shopping Center. This spill probably occurred prior to the Trust's ownership of the property. The Contra Costa County Regional Water Quality Control Board is currently reviewing the situation and a clean-up remediation proposed by the Trust. The cost of clean-up and timetable have not yet been finalized, however, based on current knowledge, the cost is not expected to have a material effect on the Trust's financial position. During 1996, the Trustees authorized remediation expenditure up to $100,000. At December 31, 1996, Other Liabilities in the accompanying consolidated financial statements include $100,000 for such costs.

     The Trust ground leases a parcel of land in San Pablo, California (the Wanlass property) which has been contaminated with a gasoline spill from an adjacent property. The source of contamination has been identified and Atlantic-Richfield Company, Inc. ("ARCO") has issued a letter of indemnification for the Trust's benefit respecting all financial and legal liability arising from this contamination.

     At Monterey Plaza Shopping Center the Phase One Environmental Assessment Report identified the possibility of oil and grease contamination in the soil as well as possible residues of pesticides, herbicides and insecticides due to prior agricultural use of the property. The property was acquired from the State of California, which held title immediately prior to the Trust and which would be liable for any such contamination. These possible hazardous waste contaminations are not expected to be of material significance to the Trust.

     The Trust is in a dispute with WalMart concerning alleged deficiencies in the tenant's premises at Monterey Plaza. The sum in question is approximately $136,000 and represents roof and skylight repairs and upgrades. The Trust has declined to accept responsibility for these items and is contesting WalMart's claim of Landlord responsibilities. Trust management does not expect the ultimate outcome will have a material adverse effect on the Trust.

15.  SHAREHOLDERS' EQUITY.

     In January 1992, the Trust began a Rights Offering, which entitled each shareholder of record on December 31, 1991, to purchase an additional share in the Trust for each share owned. The rights were exercisable at $13.68 per share through March 20, 1992 when the offering expired. In addition, each right was accompanied by one warrant which entitles the owner to purchase an additional one-half share of beneficial interest for $7.00 during a two-year period beginning January 1, 1995. (This is equivalent to a purchase price of $14.00 for each whole share.) At December 31, 1996, 217,697 warrants, covering 108,848.5 shares of beneficial interest, were issued and outstanding. These warrants expired December 31, 1996.

                                                                 SCHEDULE III

                       PACIFIC REAL ESTATE INVESTMENT TRUST

                                -----------------

              COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


       COLUMN A                      COLUMN B                    COLUMN C                            COLUMN D
                                                                                                COST CAPITALIZED
                                                               INITIAL COST                         SUBSEQUENT
                                                                TO TRUST(1)                       TO ACQUISITION
                                                         --------------------------         --------------------------
                                                                         BUILDINGS
                                                                           AND                                CARRYING
     DESCRIPTION                  ENCUMBRANCES(3)         LAND          IMPROVEMENT         IMPROVEMENTS        COSTS
     -----------                  --------------         ------         -----------         ------------      --------

COMMERCIAL PROPERTIES:

King's Court Shopping Center
   Los Gatos, California . . . .      1,307,000                           9,137,000             777,000

Monterey Plaza Shopping Center
   San Jose, California  . . . .     18,412,000        10,104,000        12,717,000           1,799,000       3,757,000

Mt. Shasta Shopping
   Mt. Shasta, California(9)  . .     1,543,000
                                    -----------      ------------      ------------         -----------     -----------
TOTAL                                21,262,000      $ 10,104,000      $ 21,854,000         $ 2,576,000     $ 3,757,000
                                    -----------      ------------      ------------         -----------     -----------
                                    -----------      ------------      ------------         -----------     -----------


                                                      COLUMN E                        COLUMN F          COLUMN G        COLUMN H

                                           GROSS AMOUNT AT WHICH CARRIED
                                                AT CLOSE OF PERIOD(2)
                                         ------------------------------------
                                                      BUILDINGS                     ACCUMULATED
                                                         AND            TOTAL       DEPRECIATION         DATE OF           DATE
                                           LAND      IMPROVEMENTS        (4)            (5)(6)         CONSTRUCTION      ACQUIRED
                                         --------    -----------       ---------    ------------       ------------      --------

COMMERCIAL PROPERTIES:

King's Court Shopping Center
   Los Gatos, California. . . . . .                    9,914,000       9,914,000      4,130,000              (7)            12/86

Monterey Plaza Shopping Center
   San Jose, California . . . . . .     10,104,000    18,273,000      28,377,000      3,141,000              (8)        7/87,1/88
                                                                                                                        4/88,7/88
Mt. Shasta Shopping                                                                                                    10/88,3/89
   Mt. Shasta, California(9). . . .
                                      ------------  ------------    ------------    -----------
                                      $ 10,104,000  $ 28,187,000    $ 38,291,000    $ 7,271,000
                                      ------------  ------------    ------------    -----------
                                      ------------  ------------    ------------    -----------


See notes on following page

                                                                   SCHEDULE III

                                   PACIFIC REAL ESTATE INVESTMENT TRUST

                                              --------------

                            COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 1996


Notes:

       (1)  Construction costs incurred under the initial construction subsequent to purchase of the land are included as initial cost to the Trust.

       (2)  The aggregate cost for federal income tax purposes excluding El
            Portal Shopping Center property in receivership, is $34,077,000.

       (3) Amount excludes $4,438,000 loan secured by property in receivership at El Portal Shopping Center.

       (4)  Balance, January 1, 1994............................................   $ 110,145,000
            Improvements capitalized subsequent to acquisition..................       1,491,000
               Retirements......................................................      (3,000,000)
                                                                                   --------------
               Loss on impairment of property value.............................      (7,100,000)
                                                                                   --------------
            Balance, December 31, 1994..........................................     101,536,000
               Improvements capitalized subsequent to acquisition...............         108,000
               Retirements......................................................     (30,991,000)
                                                                                   --------------
            Balance, December 31, 1995..........................................      70,653,000
               Improvements capitalized subsequent to acquisition...............         347,000
               Property in receivership.........................................     (15,333,000)
               Retirements......................................................     (17,376,000)
                                                                                   --------------
            Balance, December 31, 1996..........................................   $  38,291,000
                                                                                   --------------
                                                                                   --------------

       (5)  Balance, January 1, 1994............................................   $  14,670,000
               Additions charged to expense.....................................       3,290,000
               Retirements......................................................        (960,000)
                                                                                   --------------
            Balance, December 31, 1994..........................................      17,000,000
               Additions charged to expense.....................................       2,496,000
               Retirements......................................................      (1,121,000)
                                                                                   --------------
            Balance, December 31, 1995..........................................      18,375,000
               Additions charged to expense.....................................       1,716,000
               Property in receivership.........................................      (9,925,000)
               Retirements......................................................      (2,895,000)
                                                                                   --------------
            Balance, December 31, 1996..........................................   $   7,271,000
                                                                                   --------------
                                                                                   --------------

       (6)  Depreciation is computed on lives ranging from three to forty years.

       (7)  This property is owned by a joint venture in which the Trust has a 40% controlling interest.

       (8)  This property was acquired at various times and development was completed in 1991.

       (9)  This property has been sold, but the Trust remains primarily liable for the note payable, which is secured by the property sold.  An all-inclusive promissory note receivable from the buyer was received by the Trust as the date of sale.  Such financing is commonly referred to as "wraparound" financing.

                                                                    SCHEDULE IV

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                                 -------------

                         MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1996


     COLUMN A                     COLUMN B   COLUMN C                COLUMN D                    COLUMN E            COLUMN F
                                  INTEREST   MATURITY                PERIODIC                   FACE AMOUNT      CARRYING AMOUNT
   DESCRIPTION                      RATE       DATE                PAYMENT TERMS                OF MORTGAGE     OF MORTGAGE(1)(2)
------------------------------   ---------  ---------  -------------------------------------  ---------------  -------------------
SECURED LOANS:

Westwood Shopping Center......        9%       12/97     $7,967/mo. principal and interest.    $  5,375,000      $   600,000 (3)
(Second mortgage secured by                              Balloon payment of $1,121,000 due
shopping center.)                                        at maturity.

Mt. Shasta Shopping Center....     9.25%        1/99     $32,375/mo. interest only. Balloon       4,200,000        4,178,000 (4)
(Wraparound second mortgage                              payment of $4,200,000 due at
secured by shopping center)                              maturity.

Scotts Valley Loans
Malcom Riley..................        9%      6/2000     $5,625                                     750,000          750,000 (5)

Russell Pratt.................        8%      6/2000     $3,333                                     500,000          500,000 (5)

Scotts Valley Plaza...........      8.6%      6/2000     $537.50                                     75,000           75,000
                                                                                               -------------     -------------
TOTAL SECURED LOANS                                                                            $ 10,900,000        6,103,000
                                                                                               -------------     -------------
                                                                                               -------------     -------------

-------------------------


Notes:

        (1)  The aggregate cost for federal income tax purpose is $6,593,000.

        (2)  Balance, January 1, 1994.........................                     $11,130,000

             Deductions during year:
               Amortization of discount.......................        34,000

               Additions......................................     1,325,000

               Collection of Principal........................    (5,974,000)       (4,615,000)
                                                                 -------------     -------------

             Balance at December 31, 1994.....................                       6,515,000

             Deductions during year:
               Amortization of discount.......................       64,000

               Collection of Principal........................      (14,000)           50,000
                                                                 -------------     -------------

             Balance at December 31, 1995                                            6,565,000

             Deductions during year:
               Amortization of discount.......................       22,000

               Allowance for doubtful accounts................     (468,000)

               Collection of Principal........................      (16,000)          (462,000)
                                                                 -------------     -------------

             Balance at December 31, 1996.....................                     $ 6,103,000
                                                                                   -------------
                                                                                   -------------

        (3)  Net of discount of $37,000 based on an effective interest rate of 9.75% and allowance of doubtful accounts of $468,000.

        (4)  Net discount of $22,000 based on an effective interest rate of 9.5%.

        (5)  Loans secured by interest in partnership which owns commercial real estate.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Mr. Wilcox Patterson, age 56, was elected a Trustee in 1980, and President of the Trust in May 1985. Mr. Patterson is a director of Grove Farm Company, Inc., a sugar plantation and real estate development corporation located on Kauai in the Hawaiian Islands. He is also an independent real estate manager and investor. Mr. Patterson served as Regional Vice President of Northern California Savings and Loan Association between April 1979 and September 1980. Prior to that appointment, he served as a Vice President and Manager of the Menlo Park branch of Northern California Savings and Loan Association.
In these capacities, he has gained considerable experience in real estate financing.

  Mr. John H. Hoefer, age 81, was elected a Trustee in 1982 and Vice President in June 1988. Mr. Hoefer is a Rear Admiral, United States Naval Reserve. He was founder of Hoefer, Dieterich and Brown, Inc., an advertising agency in San Francisco, and was its Chairman at the time of its merger with Chiat/Day, Inc. in 1979. He was also a Chairman of Chiat/Day, Inc. (San Francisco).

  Mr. Harry E. Kellogg, age 73, has served as a Trustee and Treasurer of the Trust since the date of its inception and was an initial investor. Mr. Kellogg was elected Executive Vice President of the Trust on December 5, 1978 and was President from February 1980 to May 1985. Mr. Kellogg has served as Trustee of the Seattle Retail Clerks Union Pension Fund, the GEMCO Retail Clerks Union Pension Trust Fund and is the former Vice President--Finance and Secretary of Leslie Salt Co., a salt production company, with extensive real estate holdings in the San Francisco Bay Area. At Leslie Salt Co., from which he retired in 1979, Mr. Kellogg was responsible for the financial, administrative and tax matters of the company.

  Mr. William S. Royce, age 78, has been an investor in the Trust since 1964 and was elected a Trustee in 1980 and Secretary on June 15, 1988. Mr Royce is an independent management consultant specializing in business planning and regional economic development. He retired in 1984 from SRI International (Stanford Research Institute). Mr. Royce also is a director of Diablo Research Corporation and Treasurer of the Silicon Valley Economic Roundtable.

  Mr. Robert C. Gould, age 52, was elected a Trustee and appointed Vice President in June 1989 and has previously served as a Vice President and Secretary of the Trust from 1985 through 1988. Mr. Gould is President and a director of Menlo Management Company of which he is the sole owner. Prior to his employment with Menlo Management, he was a real estate analyst with Shell-Mex/B.P. Ltd., a subsidiary of the Royal Dutch/Shell Group of Companies. He is a licensed California real estate broker.

  The Trust has an Audit Committee, which makes recommendations concerning the engagement of independent public accountants, reviews the plans and results of the audit engagement and reviews the adequacy of the Trust's internal accounting controls, and a Compensation Committee. The members of both the Audit Committee and the Compensation Committee are Mr. Hoefer and Mr. Royce.

ITEM 11.  EXECUTIVE COMPENSATION

  During the fiscal year ended December 31, 1996, there were no officers and/or Trustees whose aggregate direct remuneration exceeded $100,000. With respect to the President of the Trust, aggregate direct remuneration, consisting of fees for services performed as a Trustee, paid during the last three fiscal years was as follows:

                NAME AND                      AGGREGATE DIRECT
                PRINCIPAL POSITION    YEAR    REMUNERATION
                ----------------------------------------------
                Wilcox Patterson,     1996    $ 16,200
                President
                                      1995    $ 16,600
                                      1994    $ 16,200

  During fiscal 1996, aggregate direct remuneration paid to all Trustees and officers as a group (five persons) was $40,100 of which $23,900 consisted of fees for services performed as Trustees. Trustees are paid a monthly fee of $200 for their services and a fee of $200 per Trustee meeting attended. Committee members receive $100 per committee meeting attended.

  None of the Trustees or executive officers of the Trust has failed to file, on a timely basis, reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as to each of the Trustees the number of Trust Shares owned, directly or indirectly, by him on December 31, 1996. No person is known by the Trust to be the beneficial owner of more than five percent of the Trust's outstanding Trust Shares. Each person identified in the table has sole voting and investment power with respect to all Trust Shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise indicated, the address of each person listed below is 1010 El Camino Real, Suite 210, Menlo Park, California 94025.

                                      NUMBER OF SHARES         PERCENT OF
          NAME                        BENEFICIALLY OWNED        CLASS(1)
          ---------------------------------------------------------------
          John H. Hoefer                   68,003                1.835%
          Harry E. Kellogg (2)              7,293                 .197%
          Wilcox Patterson (2)(3)          27,900                 .753%
          William S. Royce                  2,708                 .073%
          Robert C. Gould                   1,471                 .040%

(1) Based on 3,706,845 Trust Shares outstanding as of December 31, 1996, and exercisable warrants to purchase 108,848.5 Trust Shares held by certain shareholders as of December 31, 1996. These warrants expired December 31, 1996.

(2)  Voting and investment power are shared.

(3) Includes 21,584 Trust Shares owned by members of Mr. Patterson's family as to which Mr. Patterson disclaims any beneficial ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INCENTIVE COMPENSATION PLAN

  For 1990 and thereafter, the Trustees have approved an incentive compensation plan for Robert C. Gould, Trustee and Vice President of the Trust. The annual incentive bonus under the agreement will be determined as follows: 7.5% of the difference between "operating income" and 8.6% "adjusted average equity." "Operating income" is defined as income from operations before depreciation, gain on property sales, and deductions for investment advisory fee, but after deduction for amortization of deferred costs. "Adjusted average equity" is defined as the average of the year's beginning and ending shareholders' equity plus accumulated depreciation. Incentive compensation will be paid in stock, valued per share at the time the compensation is paid at a price equal to the net proceeds per share received by the Trust in sales of shares to the public. The Trustees intend to review and modify if appropriate for each succeeding year, the percentage return on adjusted average equity used in the above calculation so that it is comparable to rates of return being earned by competing real estate entities. For 1996, 1995 and 1994, the incentive compensation program resulted in no bonus payment to Mr. Gould.

INVESTMENT ADVISOR, PROPERTY MANAGEMENT AGREEMENTS AND SALES SUPPORT SERVICES AGREEMENT

  Collier Investment acts as both investment advisor and real estate broker for the Trust. Menlo Management manages the Trust's properties. Until its dissolution in 1995, Presco provided support and capital fund raising services and acted as a crossing agent for shareholders wishing to purchase existing Trust shares. Collier Investment is a proprietorship of Russell Collier. Menlo Management Company is owned by Robert C. Gould, who is a Trustee and Vice President of the Trust. See Note 2 of Notes to Consolidated Financial Statements for a description of the compensation paid to Collier Investment and Menlo Management during the fiscal year ended December 31, 1996. Beginning on January 1, 1994, a revised investment advisory agreement became effective, which provides for a base advisory fee to Collier Investment of 1/5 of 1% of gross Trust assets. In July 1994, at Mr. Collier's request this fee was reduced by 50% to 1/10 of 1% of gross Trust assets retroactive to January 1, 1994. Mr. Collier also voluntarily waived his right to receive any real estate brokerage commissions as a result of the sales of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, and Menlo Center, which was sold on February 29, 1996.

LOANS FROM AFFILIATES OF MENLO MANAGEMENT COMPANY

  Due to the shortage or unavailability of equity financing, the Trust obtained short-term financing at competitive rates to provide working capital and to complete the development of its Lakeshore Plaza Shopping Center through a group of private limited partnerships. At December 31, 1996, notes outstanding are $7,700,000, with interest rates ranging from 9.50% to 10.20%. The notes have the capacity to be increased to a total indebtedness of $8,050,000 and are secured by mortgage notes receivable from property sales (see Note 3), additional deeds of trust on existing properties and the Trust's interest in a joint venture. All of these notes at December 31, 1996 are held by private limited partnerships, independent of the Trust, in which Menlo Management Company and/or Collier Investments has a general partnership interest. Interest of $790,000, $1,163,000 and $1,442,000 was paid on these notes in 1996, 1995 and 1994, respectively. The notes are due in December 1997. The Trust has the intention and ability to obtain extensions on the maturity dates on these notes.

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

(b) REPORTS ON FORM 8-K. Report on Form 8-K was filed by the Trust on March 14, 1996, October 24, 1996 and January 24, 1997.

(c)  EXHIBITS:

            TABLE REFERENCE     EXHIBIT               LOCATION
            -------------------------------------------------------------------
            3 and 4             Declaration of        Incorporated by reference
                                Trust and Amendments  from Form 10 and Form 8-K
                                                      of May 4, 1982

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

                                       PACIFIC REAL ESTATE INVESTMENT TRUST
                                              Registrant

                                       BY: WILCOX PATTERSON
                                           -------------------------------
                                           WILCOX PATTERSON, PRESIDENT
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                       BY: HARRY E KELLOGG
                                           -------------------------------
                                           HARRY E. KELLOGG, TREASURER
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

Date:  March 27, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        SIGNATURES                              DATE
                        ----------                              ----

                 /s/ WILCOX PATTERSON
         ---------------------------------------           March 27, 1997
         WILCOX PATTERSON, PRESIDENT AND TRUSTEE



                 /s/ HARRY E KELLOGG
         ---------------------------------------           March 27, 1997
         HARRY E KELLOGG, TREASURER AND TRUSTEE



                 /s/ ROBERT C. GOULD
         ---------------------------------------           March 27, 1997
         ROBERT C. GOULD, TRUSTEE



                /s/ WILLIAM S. ROYCE
         ---------------------------------------           March 27, 1997
         WILLIAM S. ROYCE, TRUSTEE


                /s/ JOHN H. HOEFER
         ---------------------------------------           March 27, 1997
         JOHN H. HOEFER, TRUSTEE