Form 10-Q
period 1997-03-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1997-05-12
CIK 230437

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         FOR THE QUARTER MARCH 31, 1997



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

                    Yes    X                      No
                        -------                        --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                         $10 Par Value, 3,706,845 shares

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                         PART I - FINANCIAL INFORMATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


ITEM I - FINANCIAL STATEMENTS

                                                    THREE MONTHS     THREE MONTHS
                                                        ENDED            ENDED
                                                   MARCH 31, 1997   MARCH 31, 1996

Rental revenues.................................    $ 1,130,000       $1,859,000
                                                    -----------       ----------

Operating expenses (including related party
amounts of $110,000 and $144,000 in 1997 and
1996 respectively):
     Operating..................................        313,000          479,000
     Property tax...............................        105,000          161,000
     General and administrative.................        110,000          123,000
     Depreciation and amortization..............        296,000          608,000
     Property management fees...................         42,000           64,000
     Loss (gain) on sale of property............        770,000         (952,000)
                                                    -----------       ----------
               Total operating expenses.........      1,636,000          483,000
                                                    -----------       ----------
Operating income (loss).........................       (506,000)       1,376,000
                                                    -----------       ----------
Other income/(expense):
     Interest income............................        164,000          156,000
     Interest expense...........................       (724,000)      (1,070,000)
     Reincorporation/merger expenses............        (98,000)
                                                    -----------       ----------
          Total other income/(expense)..........       (658,000)        (914,000)
                                                    -----------       ----------
Net income (loss) before minority interest......     (1,164,000)         462,000
Minority interest in joint venture..............        (79,000)         (99,000)
                                                    -----------       ----------

Net income (loss)...............................    $(1,243,000)      $  363,000
                                                    -----------       ----------
                                                    -----------       ----------

Net income (loss) per share of beneficial
  interest......................................    $     (0.34)      $     0.10
                                                    -----------       ----------
                                                    -----------       ----------

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                  MAR 31, 1997        DEC 31, 1996
                                                  ------------        ------------
Investment in commercial properties:
    Land........................................  $ 10,104,000        $ 10,104,000
    Buildings and improvements..................    28,188,000          28,187,000
  Accumulated depreciation......................    (7,523,000)         (7,271,000)
                                                  ------------        ------------
    Commercial properties - net.................    30,769,000          31,020,000

Property in receivership........................     4,438,000           4,438,000
Notes receivable(net of allowance of
  $495,000 in 1997 and $507,000 in 1996)........     6,273,000           6,279,000
Cash............................................       859,000           1,011,000
Restricted cash.................................     1,023,000           1,154,000
Accounts receivable (net of allowance of
 $67,000 in 1997 and $143,000 in 1996...........       199,000             489,000
Deferred lease commissions - net................       395,000             425,000
Deferred financing costs - net..................       333,000             329,000
Other assets....................................     1,019,000           1,038,000
                                                  ------------        ------------
        Total...................................  $ 45,308,000        $ 46,183,000
                                                  ------------        ------------
                                                  ------------        ------------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Mortgage loans..............................  $ 25,626,000        $ 25,700,000
    Short-term notes............................     7,840,000           7,700,000
    Security deposits...........................       107,000             118,000
    Accounts payable and other
      liabilities...............................     2,322,000           1,968,000
                                                  ------------        ------------
        Total liabilities.......................    35,895,000          35,486,000
                                                  ------------        ------------
Commitments and contingencies
Minority interest in joint venture..............     3,334,000           3,375,000
Shareholders' Equity:
    Shares of beneficial interest, $10
      par value, authorized: 1997 and 1996,
      10,611,863; shares issued and
      outstanding:  1997 and 1996, 3,706,845....    37,068,000          37,068,000
    Additional paid-in capital..................    11,009,000          11,009,000
    Accumulated deficit.........................   (41,998,000)        (40,755,000)
                                                  ------------        ------------
    Shareholders' equity - net..................     6,079,000           7,322,000
                                                  ------------        ------------
        Total...................................   $45,308,000         $46,183,000
                                                  ------------        ------------
                                                  ------------        ------------

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                  For the three months ended March 31,
                                                          1997             1996
                                                     ------------     ------------
Cash Flow from Operating Activities:
  Net income (loss)................................. $(1,243,000)     $   363,000

  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation....................................     252,000          539,000
    Amortization of note receivable discount........      (6,000)          (5,000)
    Amortization of deferred cost...................      44,000           68,000
    Minority interest in joint venture's operations.      79,000           99,000
    Provision for doubtful receivables..............      63,000          (26,000)
    Loss (gain) on sale of property.................     770,000         (952,000)

  Changes in operating assets and liabilities:
    Accounts payable and other liabilities..........    (416,000)        (156,000)
    Security deposits...............................     (11,000)          31,000
    Deferred lease commissions......................                      (44,000)
    Deferred financing costs........................     (18,000)
    Accounts receivable.............................     226,000          (89,000)
    Other assets....................................      19,000          (32,000)
                                                     -----------      -----------
Net cash used by operating activities...............    (241,000)        (204,000)
                                                     -----------      -----------

Cash Flow from Investing Activities:
    Decrease in restricted cash.....................     131,000
    Construction of properties......................      (1,000)         (26,000)
    Collection of notes receivable..................      13,000           19,000
    Proceeds from sale of Menlo Center..............                    5,025,000
                                                     -----------      -----------
Net cash provided in investing activities...........     143,000        5,018,000
                                                     -----------      -----------

Cash Flow from Financing Activities:
    Proceeds from short-term notes..................     140,000
    Re-Payment of mortgage loans....................     (74,000)        (112,000)
    Re-Payment of short-term notes..................                   (4,100,000)
    Distributions of joint venture partner..........    (120,000)        (120,000)
                                                     -----------      -----------
Net cash used by financing activities...............     (54,000)      (4,332,000)
                                                     -----------      -----------

  Increase (decrease) in cash.......................    (152,000)         482,000
    Cash, January 1.................................   1,011,000          308,000
                                                     -----------      -----------
    Cash, March 31.................................. $   859,000      $   790,000
                                                     -----------      -----------
                                                     -----------      -----------

  NON CASH INVESTING AND FINANCING:
    Assumption of mortgage note payable by the buyer of Menlo Center for $10,730,000 in 1996.

    Establishment of an impound account for approximately $1,000,000 for Monterey Plaza Shopping Center tenant during 1996, which was funded by another tenant.

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

Sale of Monterey Plaza and five notes receivable

     Pacific Real Estate Investment Trust entered into a Purchase Agreement with Pan Pacific Development (U.S.) Inc. ("Pan Pacific"), a wholly owned subsidiary of Revenue Properties Company Limited, a Canadian corporation, dated as of April 1, 1997, pursuant to which Pan Pacific will purchase from the Trust the Monterey Plaza Shopping Center, located in San Jose, California and five notes receivable. The Trust sold Monterey Plaza Shopping Center for $24,957,000 and the Trust's five notes receivable for $4,606,000 to Pan Pacific on April 25, 1997. After assumption of the existing loan balance of approximately $18,371,000, the net cash proceeds to the Trust were $11,192,000, less closing costs from the transaction and repayment of short term debt. As part of this transaction, Pan Pacific has become the primary obligor on the First Deed of Trust secured by Mt. Shasta Shopping Center with a remaining principal balance of $1,519,000. In the event of a default by Pan Pacific, the Trust remains liable on this First Deed of Trust. In connection with the sale, a loss of approximately $770,000 was recorded by the Trust in the first quarter of 1997.


Reclassifications

     Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

Related Party Transactions

     Fees paid or payable to the Advisor and Menlo Management Company for three months ended March 31, 1997 and 1996 were as follows:

                                             1997                1996
                                        -----------         -----------
 ADVISOR
 -------

 Advisory fee - .1% of Assets......     $    11,000         $    14,000

 MENLO MANAGEMENT COMPANY
 ------------------------

 Property management fees..........          42,000              64,000
 Administrative services...........          38,000              38,000
 Lease commissions.................                              23,000
 Loan fee..........................          19,000              28,000
                                        -----------         -----------
     Total.........................     $   110,000         $   167,000
                                        -----------         -----------
                                        -----------         -----------

Net Income Per Share of Beneficial Interest

     Net income per share of beneficial interest is computed by dividing net income by the weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996 were as follows:

                                                         1997           1996
                                                         ----           ----
     Weighted average number of shares outstanding     3,706,845      3,706,845


EFFECTS OF RECENT ACCOUNT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Trust's fourth quarter of 1997, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Trust expects that basic and diluted earnings per share amounts will not be materially different from the Trust's primary and fully diluted earnings per share amounts.

                     PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

     (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $241,000 for the three months ended March 31, 1997 as compared to cash flow used by operating activities of $204,000 for the three months ended March 31, 1996. The net change is primarily due to the timing differences in the receipt of rents and payments of trade payables and change in expense levels resulting from property disposition.

Cash flow provided by investing activities was $143,000 for the three months ended March 31, 1997 compared to $5,018,000 for the three months ended March 31, 1996. The net change was primarily the result of the sale of Menlo Center in 1996.

Cash flow used by financing activities was $54,000 for the three months ended March 31, 1997 as compared to $4,332,000 for the three months ended March 31, 1996. The decrease in 1997 is primarily due to assumption of mortgage debt and the repayment of short-term notes payable as the result of the sale of Menlo Center as well as a decrease in the restricted cash accounts.

The Trust's other sources of liquidity include: (1) extension of short-term notes payable for periods not to exceed five years and (2) approximately $6,106,000 in mortgage loans receivable which mature at various dates over the next 3 years.

     (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1997 VS. 1996:

Net loss for the three months ended March 31, 1997 was $1,243,000 as compared to a net income of $363,000 for the three months ended March 31, 1996.

During the first three months rental revenues decreased from $1,859,000 in 1996 to $1,130,000 in 1997, a decrease of $729,000 or 39%. This decrease resulted from the sale of Menlo Center in February 1996 and the placement of El Portal Shopping Center into receivership in October 1996.

Operating expenses decreased from $479,000 in 1996 to $313,000 in 1997, a decrease of $166,000 or 35%. Property taxes decreased from $161,000 in 1996 to $105,000 in 1997, a decrease of $56,000, or 35%. Property management fees decreased from $64,000 in 1996 to $42,000 in 1997, a decrease of $22,000, or 34%. Depreciation and Amortization decreased from $608,000 in 1996 to $296,000 in 1997, a decrease of $312,000, or 51%. Each of these decreases resulted from the sale of Menlo Center in February 1996 and the placement of El Portal Shopping Center into receivership in October 1996.

General and administrative expense decreased from $123,000 in 1996 to $110,000 in 1997, a decrease of $13,000 or 11% due to cost saving measures.

Loss on the sale of property of $770,000 in 1997 represents the anticipated loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable. Gain on the sale of property of $952,000 in 1996 represents the gain on the sale of Menlo Center which was sold in February 1996.

Interest income increased by $8,000, or 5%, from $156,000 in 1996 to $164,000, as a result of the interest earned on restricted funds.

Interest expense decreased by $346,000, or 32%, from $1,070,000 in 1996 to $724,000 in 1997, the decrease was primarily due to the sale of Menlo Center in 1996 and the assumption of related mortgage debt by the buyer, and the pay-down of short-term debt, as well as the placement of El Portal Shopping Center in receivership in 1996.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Trust's fourth quarter of 1997, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Trust expects that basic and diluted earnings per share amounts will not be materially different from the Trust's primary and fully diluted earnings per share amounts.

     ITEM 6 (b) - Report on Form 8K was filed on April 1, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.




                                   PACIFIC REAL ESTATE INVESTMENT TRUST






Date:  May  , 1997                 By:
     ------------------------          ------------------------------------
                                             Robert Ch. Gould
                                              VICE PRESIDENT





Date:  May  , 1997                 By:
     ------------------------          ------------------------------------
                                             Harry E. Kellogg
                                                 TREASURER