Form 10-Q
period 1997-06-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1997-07-29
CIK 230437

-------------------------------------------------------------------
-------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTER JUNE 30, 1997



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

                $10 Par Value, 3,706,845 shares


------------------------------------------------------------------------------
------------------------------------------------------------------------------

              PACIFIC REAL ESTATE INVESTMENT TRUST

                 PART I - FINANCIAL INFORMATION

             CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)


ITEM I - FINANCIAL STATEMENTS                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       -------------------------------    -------------------------------
                                                     JUNE 30, 1997     JUNE 30, 1996    JUNE 30, 1997     JUNE 30, 1996
                                                     -------------     -------------    -------------     -------------
Rental revenues..................................     $    704,000      $  1,468,000     $  1,834,000      $  3,327,000
                                                     -------------     -------------    -------------     -------------

Operating expenses (including related party
amounts of $66,000 three months ended
June 30, 1997 and $177,000 six months ended
June 30, 1997, $117,000 three months ended
June 30, 1996 and $261,000 six months ended
June 30, 1996)
  Operating......................................          200,000           375,000          513,000           854,000
  Property tax...................................           57,000           126,000          162,000           287,000
  General and administrative.....................           98,000           136,000          208,000           259,000
  Depreciation and amortization..................          179,000           503,000          475,000         1,111,000
  Property management fees.......................           30,000            50,000           72,000           114,000
  Loss (gain) on property sale...................           (3,000)          160,000          767,000          (792,000)
                                                     -------------     -------------    -------------     -------------
    Total operating expenses.....................          561,000         1,350,000        2,197,000         1,833,000
                                                     -------------     -------------    -------------     -------------
Operating income (loss)                                    143,000           118,000         (363,000)        1,494,000
                                                     -------------     -------------    -------------     -------------
Other income/(expense):
  Interest income................................          88,000            161,000          252,000           317,000
  Interest expense...............................        (246,000)          (825,000)        (970,000)       (1,895,000)
  Merger expenses................................         (49,000)                           (147,000)
                                                     -------------     -------------    -------------     -------------
    Total other income/(expense).................        (207,000)          (664,000)        (865,000)       (1,578,000)
                                                     -------------     -------------    -------------     -------------
Net loss before minority interest................         (64,000)          (546,000)      (1,228,000)          (84,000)
                                                     -------------     -------------    -------------     -------------
Minority interest in joint venture...............        (105,000)          (105,000)        (184,000)         (204,000)
                                                     -------------     -------------    -------------     -------------

Net loss.........................................     $  (169,000)          (651,000)    $ (1,412,000)     $   (288,000)
                                                     -------------     -------------    -------------     -------------
                                                     -------------     -------------    -------------     -------------

Net loss per share of beneficial interest........     $     (0.05)       $     (0.18)    $      (0.38)     $      (0.08)
                                                     -------------     -------------    -------------     -------------
                                                     -------------     -------------    -------------     -------------

                        See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                              CONSOLIDATED BALANCE SHEETS

                                      (unaudited)


                                         ASSETS

                                                      JUNE 30,1997               DEC 31, 1996
                                                      -------------             -------------
Investment in commercial properties:
 Operating properties:
  Land..........................................      $     200,000             $  10,104,000
  Buildings and improvements....................          9,915,000                28,187,000
  Accumulated depreciation......................         (4,342,000)               (7,271,000)
                                                      -------------             -------------
  Commercial properties - net...................          5,773,000                31,020,000
 Property in receivership.......................          4,438,000                 4,438,000
 Notes receivable (net of allowance of $28,000
 in 1997 and $507,000 in 1996)..................            199,000                 6,279,000
 Cash...........................................          3,586,000                 1,011,000
 Restricted cash................................                                    1,154,000
 Accounts receivable (net of allowance of $79,000
 in 1997 and $143,000 in 1996)..................             14,000                   489,000
 Deferred lease commissions - net...............            246,000                   425,000
 Deferred financing costs - net.................            313,000                   329,000
 Other assets...................................            693,000                 1,038,000
                                                      -------------             -------------
   Total........................................      $  15,262,000             $  46,183,000
                                                      -------------             -------------
                                                      -------------             -------------


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage loans.................................      $   5,727,000             $  25,700,000
 Short-term notes...............................                                    7,700,000
 Security deposits..............................             52,000                   118,000
 Accounts payable and other liabilities.........            194,000                 1,968,000
                                                      -------------             -------------
   Total liabilities............................          5,973,000                35,486,000
                                                      -------------             -------------

Commitments and contingencies
Minority interest in joint venture..............          3,379,000                 3,375,000
Shareholders' Equity:
 Shares of beneficial interest, $10 par value,
   authorized:  1997 and 1996, 10,611,863;
   shares issued and outstanding:  1997 and
   1996, 3,706,845..............................         37,068,000                37,068,000
Additional paid-in capital......................         11,009,000                11,009,000
Accumulated deficit.............................        (42,167,000)              (40,755,000)
                                                      -------------             -------------
Shareholders' equity - net......................          5,910,000                 7,322,000
                                                      -------------             -------------
   Total........................................      $  15,262,000             $  46,183,000
                                                      -------------             -------------
                                                      -------------             -------------

                       See notes to consolidated financial statements.

                             PACIFIC REAL ESTATE INVESTMENT TRUST

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)

                                                   For the six months ended June 30,
                                                         1997             1996
                                                   -------------     --------------
Cash Flow from Operating Activities:
 Net loss......................................... $  (1,412,000)    $  (288,000)

 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation....................................       407,000         999,000
  Amortization of note receivable discount........       (16,000)        (11,000)
  Amortization of deferred cost...................        68,000         110,000
  Minority interest in joint venture's operations.       184,000         204,000
  Provision for doubtful receivables..............        64,000          52,000
  Loss (gain) on sale of property.................       767,000        (792,000)
 Changes in operating assets and liabilities
  Accounts payable and other liabilities..........    (1,683,000)       (380,000)
  Security deposits...............................       (16,000)         31,000
  Deferred lease commissions......................       (51,000)        (50,000)
  Deferred financing costs........................       (67,000)
  Accounts receivable.............................       313,000        (241,000)
  Other assets....................................        38,000         125,000
                                                   -------------     -----------
Net cash used by operating activities.............    (1,404,000)       (241,000)
                                                   -------------     -----------

Cash Flow from Investing Activities:
  Decrease in restricted cash.....................     1,154,000
  Construction of properties......................        (1,000)        (69,000)
  Property acquisitions...........................      (200,000)
  Collection of notes receivable..................        56,000          32,000
  Additions to notes receivable...................       (73,000)
  Proceeds from the sale of property..............    11,006,000       4,865,000
                                                   -------------     -----------
Net cash provided in investing activities.........    11,942,000       4,828,000
                                                   -------------     -----------

Cash Flow from Financing Activities:
  Proceeds from short-term notes..................       215,000
  Re-payment of mortgage loans....................       (83,000)       (219,000)
  Re-payment of short-term notes..................    (7,915,000)     (4,100,000)
  Distributions of joint venture partner..........      (180,000)       (180,000)
                                                   -------------     -----------
Net cash used by financing activities.............    (7,963,000)     (4,499,000)
                                                   -------------     -----------

Increase in cash..................................     2,575,000         88,000
  Cash, January 1.................................     1,011,000        308,000
                                                   -------------     -----------
  Cash, June 30...................................  $  3,586,000     $  396,000
                                                   -------------     -----------
                                                   -------------     -----------

NON CASH TRANSACTIONS
  Assumption of mortgage notes payable by the buyers of Menlo Center for $10,730,000 in 1996 and Monterey Plaza Shopping Center for $18,371,000 in 1997.


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

Sale of Monterey Plaza Shopping Center and Five Notes Receivable

  The Trust sold Monterey Plaza Shopping Center for $24,957,000 and the Trust's five notes receivable for $4,606,000 to Pan Pacific Development (U.S.) Inc. ("Pan Pacific") on April 25, 1997. After assumption of the existing loan balance of approximately $18,371,000, the net cash proceeds to the Trust were $11,192,000 less closing costs from the transaction and repayment of short term debt. As part of this transaction, Pan Pacific has become the primary obligor on the First Deed of Trust secured by Mt. Shasta Shopping Center with a remaining principal balance of $1,519,000. In the event of a default by Pan Pacific, the Trust remains liable on the First Deed of Trust. In connection with the sale of Monterey Plaza Shopping Center, a loss of $767,000 was recorded. In addition, Pan Pacific assumed responsibility for an impound account totaling approximately $975,000 which was previously shown in restricted cash and accounts payable and other liabilities.

Offer on King's Court Shopping Center

  The Trust has entered into an agreement to sell it's 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the King's Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the other General Partners in the Kingsco Partnership, the approval of the ground lessor which owns the fee estate at the shopping center, subject to the ground lessor's right of first refusal and, finally, subject to the approval of the shareholders of Pacific Real Estate Investment Trust. A proxy is presently being prepared for mailing to the Trust's shareholders for this purpose.

Reclassification

  Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

Related Party Transactions

  Fees paid or payable to the Advisor and Menlo Management Company for three months and six months ended 1997 and 1996 were as follows:

                                                           Three months ended            Six months ended
                                                     June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                                     -------------  -------------  -------------  -------------
ADVISOR
Advisory fee - .1% of Assets ......................   $    5,000     $   12,000     $   17,000     $   26,000
MENLO MANAGEMENT COMPANY
Property management fees...........................       30,000         50,000         72,000        114,000
Administrative services............................       25,000         37,000         63,000         75,000
Lease commissions..................................       51,000          4,000         51,000         27,000
Loan fee...........................................        6,000         18,000         25,000         46,000
                                                      ----------     ----------     ----------     ----------
   Total...........................................   $  117,000     $  121,000     $  228,000     $  288,000
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

                                        Page 5 of 9

Net Income Per Share of Beneficial Interest

  Net income per share of beneficial interest is computed by dividing net income by the weighted average number of shares outstanding for the three months and six months ended June 30, 1997 and 1996 were as follows:


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

                     PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

  ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

  (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $1,404,000 for the six months ended June 30, 1997 as compared to cash flow used by operating activities of $241,000 for the six months ended June 30, 1996. The net change is primarily due to the timing differences in the receipt of rents and payments of trade payables and change in expense levels resulting from property dispositions.

Cash flow provided by investing activities was $11,942,000 for the six months ended June 30, 1997 compared to $4,828,000 for the six months ended June 30, 1996. The net change is primarily the result of the sale of Monterey Plaza Shopping Center in 1997 and the sale of Menlo Center in 1996.

Cash flow used by financing activities was $7,963,000 for the six months ended June 30, 1997 as compared to $4,499,000 for the six months ended June 30, 1996. The increase in 1997 is primarily due to the repayment of short term notes payable as the result of the sale of Monterey Plaza as compared to the sale of Menlo Center in 1996.

The Trust has entered into an agreement to sell it's 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the King's Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the other General Partners in the Kingsco Partnership, the approval of the ground lessor which owns the fee estate at the shopping center, subject to the ground lessor's right of first refusal and, finally, subject to the approval of the shareholders of Pacific Real Estate Investment Trust. A proxy is presently being prepared for mailing to the Trust's shareholders for this purpose.

   (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1997 VS. 1996:

Net loss for the six months ended June 30, 1997 was $1,412,000 as compared to a net loss of $288,000 for the six months ended June 30, 1996.

During the first six months rental revenues decreased from $3,327,000 in 1996 to $1,834,000 in 1997, a decrease of $1,493,000 or 45%. This decrease resulted from the sale of Monterey Plaza in April 1997, the sale of Menlo Center in February 1996 and the placement of El Portal Shopping Center into receivership in October 1996.

Operating expenses decreased from $854,000 in 1996 to $513,000 in 1997, a decrease of $341,000 or 40%. Property taxes decreased from $287,000 in 1996 to $162,000 in 1997, a decrease of $125,000, or 44%. Property management fees decreased from $114,000 in 1996 to $72,000 in 1997, a decrease of $42,000, or 37%. Depreciation and amortization decreased from $1,111,000 in 1996 to $475,000 in 1997, a decrease of $636,000, or 57%. Each of these decreases resulted from the sale of Monterey Plaza Shopping Center in April 1997, Menlo Center in February 1996 and the placement of El Portal Shopping Center into receivership in October 1996.

General and administrative expense decreased from $259,000 in 1996 to $208,000 in 1997, a decrease of $51,000 or 20% due to cost saving measures.

Loss on the sale of property of $767,000 in 1997 represents the loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable. Gain on the sale of property of $792,000 in 1996 represents the gain on the sale of Menlo Center which was sold in February 1996.

Interest income decreased by $65,000, or 21%, from $317,000 in 1996 to $252,000 in 1997, the net change was primarily the result of the sale of the Trust's five notes receivable in April 1997.

Interest expense decreased by $925,000, or 49%, from $1,895,000 in 1996 to $970,000 in 1997, the decrease was primarily due to the assumption of related mortgage debt by the buyers of Monterey Plaza Shopping Center in 1997 and Menlo Center in 1996 and the pay-down of short-term debt, as well as the placement of El Portal Shopping Center in receivership in October 1996.

Material changes for the three months ended June 30, 1997 as compared to 1996 were for the same reason in relative proportionate amounts as those shown for the six months.

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

ITEM 6 (b) - Report on Form 8K was filed on April 1, 1997 and July 9, 1997.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.




                                  PACIFIC REAL ESTATE INVESTMENT TRUST




Date:  July 25, 1997              By:
                                     -------------------------------------
                                               Robert Ch. Gould
                                                VICE PRESIDENT


Date:  July 25, 1997              By:
                                     -------------------------------------
                                               Harry E. Kellogg
                                                  TREASURER