Form 10-Q
period 1997-09-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1997-10-29
CIK 230437

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



                     FOR THE QUARTER SEPTEMBER 30, 1997



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
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


ITEM I - FINANCIAL STATEMENTS                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     ------------------           -----------------
                                                                 SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                                 ------------- ------------- ------------- -------------
                                                                    1997          1996           1997           1996
                                                                    ----          ----           ----           ----
Rental revenues . . . . . . . . . . . . . . . . . . . . . .       $463,000     $1,371,000    $ 2,297,000     $4,698,000
                                                                  --------     ----------    -----------     ----------
Operating expenses (including related party amounts of
$57,000 three months ended September 30, 1997 and
$113,000 three months ended September 30, 1996,
$290,000  nine months ended September 30, 1997, and
$374,000 nine months ended September 30, 1996)
    Operating . . . . . . . . . . . . . . . . . . . . . . .        141,000        468,000        654,000      1,322,000
    Property tax. . . . . . . . . . . . . . . . . . . . . .         18,000        127,000        180,000        414,000
    General and administrative. . . . . . . . . . . . . . .         72,000        127,000        280,000        386,000
    Depreciation and amortization . . . . . . . . . . . . .        126,000        576,000        601,000      1,687,000
    Property management fees. . . . . . . . . . . . . . . .         17,000         46,000         89,000        160,000
    Loss (gain) on property sale. . . . . . . . . . . . . .                        20,000        767,000       (772,000)
                                                                  --------     ----------    -----------     ----------
       Total operating expenses . . . . . . . . . . . . . .        374,000      1,364,000      2,571,000      3,197,000
                                                                  --------     ----------    -----------     ----------
Operating income (loss) . . . . . . . . . . . . . . . . . .         89,000          7,000       (274,000)     1,501,000
                                                                  --------     ----------    -----------     ----------
Other income/(expense):
    Interest income . . . . . . . . . . . . . . . . . . . .         33,000        153,000        285,000        470,000
    Interest expense. . . . . . . . . . . . . . . . . . . .        (33,000)      (791,000)    (1,003,000)    (2,686,000)
    Merger expenses . . . . . . . . . . . . . . . . . . . .                                     (147,000)
                                                                  --------     ----------    -----------     ----------
       Total other income/(expense) . . . . . . . . . . . .              0       (638,000)      (865,000)    (2,216,000)
                                                                  --------     ----------    -----------     ----------
Net income (loss) before minority interest. . . . . . . . .         89,000       (631,000)    (1,139,000)      (715,000)
                                                                  --------     ----------    -----------     ----------
Minority interest in joint venture. . . . . . . . . . . . .        (96,000)      (109,000)      (280,000)      (313,000)
                                                                  --------     ----------    -----------     ----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .       $ (7,000)    $ (740,000)   $(1,419,000)   $(1,028,000)
                                                                  --------     ----------    -----------     ----------
                                                                  --------     ----------    -----------     ----------

Net loss per share of beneficial interest . . . . . . . . .       $  (0.00)    $    (0.20)   $     (0.38)   $     (0.28)
                                                                  --------     ----------    -----------     ----------
                                                                  --------     ----------    -----------     ----------


                   See notes to consolidated financial statements.

                        PACIFIC REAL ESTATE INVESTMENT TRUST
                            CONSOLIDATED BALANCE SHEETS
                                     (unaudited)


     ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                    -------------   ------------
                                                    1997            1996
                                                    ----            ----
Investment in commercial properties:

    Operating properties:
       Land . . . . . . . . . . . . . . . . . .    $   200,000   $ 10,104,000
       Buildings and improvements . . . . . . .      9,915,000     28,187,000
       Accumulated depreciation . . . . . . . .     (4,448,000)    (7,271,000)
                                                   -----------   ------------
       Commercial properties - net. . . . . . .      5,667,000     31,020,000

 Property under development . . . . . . . . . .        386,000        175,000
 Property in receivership . . . . . . . . . . .      4,438,000      4,438,000
                                                   -----------   ------------
    Total . . . . . . . . . . . . . . . . . . .     10,491,000     35,633,000
Notes receivable (net of allowance of
$28,000 in 1997 and $39,000 in 1996). . . . . .        194,000      6,279,000
 Cash   . . . . . . . . . . . . . . . . . . . .      3,389,000      1,011,000
 Restricted cash. . . . . . . . . . . . . . . .                     1,154,000
Accounts receivable (net of allowance of
$79,000 in 1997 and $119,000 in 1996) . . . . .          6,000        489,000
 Deferred lease commissions - net . . . . . . .        258,000        425,000
 Deferred financing costs - net . . . . . . . .         62,000        154,000
 Other assets . . . . . . . . . . . . . . . . .        747,000      1,038,000
                                                   -----------   ------------
       Total. . . . . . . . . . . . . . . . . .    $15,147,000   $ 46,183,000
                                                   -----------   ------------
                                                   -----------   ------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
    Mortgage loans. . . . . . . . . . . . . . .    $ 5,718,000   $ 25,700,000
    Short-term notes. . . . . . . . . . . . . .                     7,700,000
    Security deposits . . . . . . . . . . . . .         52,000        118,000
    Accounts payable and other liabilities. . .        119,000      1,968,000
                                                   -----------   ------------
       Total liabilities. . . . . . . . . . . .      5,889,000     35,486,000
                                                   -----------   ------------
 Commitments and contingencies
 Minority interest in joint venture . . . . . .      3,355,000      3,375,000
 Shareholders' Equity:
    Shares of beneficial interest, $10 par
    value, authorized:  1997 and 1996,
    10,611,863; shares issued and outstanding:
    1997 and 1996, 3,706,845. . . . . . . . . .     37,068,000     37,068,000
 Additional paid-in capital . . . . . . . . . .     11,009,000     11,009,000
 Accumulated deficit. . . . . . . . . . . . . .    (42,174,000)   (40,755,000)
                                                   -----------   ------------
 Shareholders' equity - net . . . . . . . . . .      5,903,000      7,322,000
                                                   -----------   ------------
       Total. . . . . . . . . . . . . . . . . .    $15,147,000   $ 46,183,000
                                                   -----------   ------------
                                                   -----------   ------------

               See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                         For the nine months ended September 30,
                                                       1997           1996
                                                     --------       --------
 Cash Flow from Operating Activities:
    Net loss. . . . . . . . . . . . . . . . . .    $(1,419,000)   $(1,028,000)
    Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
       Depreciation . . . . . . . . . . . . . .        513,000      1,460,000
       Amortization of note receivable discount        (17,000)       (17,000)
       Amortization of deferred cost. . . . . .         88,000        223,000
       Minority interest in joint venture's
       operations . . . . . . . . . . . . . . .        280,000        313,000
       Provision for doubtful receivables . . .         64,000         77,000
       Loss (gain) on sale of property. . . . .        767,000       (772,000)
    Changes in operating assets and liabilities
       Accounts payable and other liabilities .     (1,758,000)       513,000
       Security deposits. . . . . . . . . . . .        (16,000)        29,000
       Deferred lease commissions . . . . . . .        (74,000)       (79,000)
       Accounts receivable. . . . . . . . . . .        321,000        339,000
       Other assets . . . . . . . . . . . . . .        (16,000)       199,000
                                                   -----------    -----------
Net cash provided (used) by operating activities    (1,267,000)     1,257,000
                                                   -----------    -----------
 Cash Flow from Investing Activities:
       Decrease (increase) in restricted cash .      1,154,000     (1,194,000)
       Construction of properties . . . . . . .       (212,000)      (220,000)
       Property acquisitions. . . . . . . . . .       (200,000)
       Collection of notes receivable . . . . .         62,000         74,000
       Additions to notes receivable. . . . . .        (73,000)
       Proceeds from the sale of property . . .     11,006,000      4,845,000
                                                   -----------    -----------
Net cash provided in investing activities . . .     11,737,000      3,505,000
                                                   -----------    -----------
Cash Flow from Financing Activities:
       Proceeds from short-term notes . . . . .        215,000        455,000
       Re-payment of mortgage loans . . . . . .        (92,000)      (315,000)
       Re-payment of short-term notes . . . . .     (7,915,000)    (4,400,000)
       Distributions of joint venture partner .       (300,000)      (300,000)
                                                   -----------    -----------
Net cash used by financing activities . . . . .     (8,092,000)    (4,560,000)
                                                   -----------    -----------

    Increase in cash. . . . . . . . . . . . . .      2,378,000        202,000
       Cash, January 1. . . . . . . . . . . . .      1,011,000        308,000
                                                   -----------    -----------
       Cash, September 30 . . . . . . . . . . .    $ 3,389,000    $   510,000
                                                   -----------    -----------
                                                   -----------    -----------

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

Sale of Monterey Plaza Shopping Center and Five Notes Receivable

     The Trust sold Monterey Plaza Shopping Center for $24,957,000 and the Trust's five notes receivable for $4,606,000 to Pan Pacific Development (U.S.) Inc. ("Pan Pacific") on April 25, 1997. After assumption of the existing loan balance of approximately $18,371,000, the net cash proceeds to the Trust were $11,192,000 less closing costs from the transaction and repayment of short term debt. As part of this transaction, Pan Pacific has become a co-obligor on the Promissory Note secured by a First Deed of Trust on the leasehold estate at Mt. Shasta Shopping Center. In September 1997, Pan Pacific paid the note in full and the Deed of Trust has been reconveyed. As a result the Trust has no further obligation regarding this loan. In connection with the sale of Monterey Plaza Shopping Center, a loss of $767,000 was recorded. In addition, Pan Pacific assumed responsibility for an impound account totaling approximately $975,000 which was previously shown in restricted cash and accounts payable and other liabilities.

Offer on Kings Court Shopping Center

     The Trust has entered into an agreement to sell it's 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the Kings Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the other General Partners in the Kingsco Partnership, the approval of the ground lessor which owns the fee estate at the shopping center and, finally, subject to the ground lessor's right of first refusal.


Reclassification

     Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

Related Party Transactions

     Fees paid or payable to the Advisor and Menlo Management Company for three months and nine months ended 1997 and 1996 were as follows:


                                                        Three months ended                Nine months ended
                                                  Sept 30, 1997     Sept 30, 1996   Sept 30, 1997    Sept 30, 1996
                                                  -------------     -------------   -------------    -------------
ADVISOR
Advisory fee - .1% of Assets. . . . . . . . . .   $                 $  12,000       $   17,000       $  38,000

MENLO MANAGEMENT COMPANY
Property management fees. . . . . . . . . . . .         17,000         46,000           89,000         160,000
Administrative services . . . . . . . . . . . .         17,000         38,000           85,000         113,000
Lease commissions . . . . . . . . . . . . . . .         23,000         29,000           74,000          56,000
Loan fee. . . . . . . . . . . . . . . . . . . .                        17,000           25,000          63,000
                                                  ------------     ----------       ----------       ---------
    Total . . . . . . . . . . . . . . . . . . .   $     57,000     $  142,000       $  290,000       $ 430,000
                                                  ------------     ----------       ----------       ---------
                                                  ------------     ----------       ----------       ---------

Net Income Per Share of Beneficial Interest

     Net income per share of beneficial interest is computed by dividing net income by the weighted average number of shares outstanding for the three months and nine months ended September 30, 1997 and 1996 were as follows:


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

                     PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $1,267,000 for the nine months ended September 30, 1997 as compared to cash flow provided by operating activities of $1,257,000 for the nine months ended September 30, 1996. The net change is primarily due to the timing differences in the receipt of rents and payments of trade payables, change in expense levels resulting from property dispositions and the loss on the sale of Monterey Plaza in 1996 compared to the gain on the sale of Menlo Center in 1996.

Cash flow provided by investing activities was $11,737,000 for the nine months ended September 30, 1997 compared to $3,505,000 for the nine months ended September 30, 1996. The net change is primarily the result of the sale of Monterey Plaza Shopping Center in 1997 and the sale of Menlo Center in 1996.

Cash flow used by financing activities was $8,092,000 for the nine months ended September 30, 1997 as compared to $4,560,000 for the nine months ended September 30, 1996. The increase in 1997 is primarily due to the repayment of short term notes payable as the result of the sale of Monterey Plaza as compared to the sale of Menlo Center in 1996.

The Trust has entered into an agreement to sell it's 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the King's Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the other General Partners in the Kingsco Partnership, the approval of the ground lessor which owns the fee estate at the shopping center and, finally, subject to the ground lessor's right of first refusal.

  (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. 1996:

Net loss for the nine months ended September 30, 1997 was $1,419,000 as compared to a net loss of $1,028,000 for the nine months ended September 30, 1996.

During the first nine months rental revenues decreased from $4,698,000 in 1996 to $2,297,000 in 1997, a decrease of $2,401,000 or 51%. This decrease resulted from the sale of Monterey Plaza in April 1997, the sale of Menlo Center in February 1996 and the placement of El Portal Shopping Center into receivership in October 1996.

Operating expenses decreased from $1,322,000 in 1996 to $654,000 in 1997, a decrease of $668,000 or 51%. Property taxes decreased from $414,000 in 1996 to $180,000 in 1997, a decrease of $234,000, or 57%. Property management fees decreased from $160,000 in 1996 to $89,000 in 1997, a decrease of $71,000, or 44%. Depreciation and amortization decreased from $1,687,000 in 1996 to $601,000 in 1997, a decrease of $1,086,000, or 64%. Each of these decreases resulted from the sale of Monterey Plaza Shopping Center in April 1997, Menlo Center in February 1996 and the placement of El Portal Shopping Center into receivership in October 1996.

General and administrative expense decreased from $386,000 in 1996 to $280,000 in 1997, a decrease of $106,000 or 27% due to reduced administrative activity and cost savings measures.

Loss on the sale of property of $767,000 in 1997 represents the loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable. Gain on the sale of property of $772,000 in 1996 represents the gain on the sale of Menlo Center which was sold in February 1996.

Interest income decreased by $185,000, or 39%, from $470,000 in 1996 to $285,000 in 1997, the net change was primarily the result of the sale of the Trust's five notes receivable in April 1997.

Interest expense decreased by $1,683,000, or 63%, from $2,686,000 in 1996 to $1,003,000 in 1997, the decrease was primarily due to the assumption of related mortgage debt by the buyers of Monterey Plaza Shopping Center in 1997 and Menlo Center in 1996 and the pay-down of short-term debt, as well as the placement of El Portal Shopping Center in receivership in October 1996.

Merger expense of $147,000 in 1997 represents the cost related to the proposed merger with Pan Pacific Development (U.S.) Inc. that was terminated in March 1997.

Material changes for the three months ended September 30, 1997 as compared to 1996 were for the same reason in relative proportionate amounts as those shown for the nine months.

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

                                   PACIFIC REAL ESTATE INVESTMENT TRUST




Date:  October 30, 1997            By:
       ----------------               --------------------------------
                                             Robert Ch. Gould
                                              VICE PRESIDENT



Date:  October 30, 1997            By:
       ----------------               --------------------------------
                                             Harry E. Kellogg
                                                TREASURER