Form 10-K405
period 1997-12-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1998-03-30
CIK 230437

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                    ________________

                                      FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                     TO
                                     ------------------    -------------------

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

                          Yes  X                   No
                             -----                    -----

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

          The number of Trust Shares outstanding as of December 31, 1997 was 3,706,845, $10 par value per share.

                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . .       1

   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . .       5

   Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .      11

   Item 4.  Submission of Matters to a Vote of Security Holders. . . .      11


PART II

   Item 5.  Market for Registrant's Trust Shares and Related
              Shareholder Matters. . . . . . . . . . . . . . . . . . .      12

   Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . .      13

   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . .      14

   Item 8.  Consolidated Financial Statements and Supplementary Data .      18

   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure. . . . . . . . . . .      33


PART III

   Item 10. Directors and Executive Officers of Registrant . . . . . .      33

   Item 11. Executive Compensation . . . . . . . . . . . . . . . . . .      34

   Item 12. Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . .      34

   Item 13. Certain Relationships and Related Transactions . . . . . .      35


PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .      36

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37

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

     The Trust's total assets were $13 million at December 31, 1997 and $46 million at December 31, 1996.

     (b)  Financial Information About Industry Segments:

     The Trust is currently involved in only one industry segment--real estate. The Trust operates and holds for investment and income producing real property. All of these activities are included in the real estate industry
     segment.   Therefore, all of the revenues, operating profits and assets reported in the Consolidated Financial Statements contained herein relate to this industry segment.

     (c)  Narrative Description of the Business:

OVERVIEW

     The Trust invests in real estate interests. At December 31, 1997, the Trust owned (i) a 40% controlling interest in Kingsco, a general partnership that owns a ground lessee's interest in a shopping center; (ii) a ground lessee's interest in one strip shopping center for redevelopment; (iii) a parcel of land that could be developed as either a retail or an office building in Redding, CA.; and (iv) a parcel of land in San Pablo, CA, that could be developed into a retail or commercial property.

POLICIES AND OBJECTIVES WITH RESPECT TO CERTAIN ACTIVITIES

     The Trust's objectives with respect to real estate investment, property disposition, financing and certain other activities are determined by the Trustees. On September 19, 1997, the Board of Trustees unanimously voted to seek shareholder approval to dissolve the Trust and to terminate its business activities. The reasons for this decision have all been identified and discussed by the Trustees and made public in a Proxy Statement which was mailed to all shareholders of record on January 7, 1998. On February 4, 1998, the shareholders of the Trust voted in favor of a resolution approving the dissolution of the Trust, the orderly liquidation of the balance of the Trust's assets, and the distribution of the net proceeds to the Shareholders.

TERMINATION OF TRANSACTION WITH PAN PACIFIC.

     On January 10, 1997, the Trust entered into a definitive merger agreement with Pan Pacific Development (U.S.) Inc.("Pan Pacific") whereby both entities agreed to contribute certain properties into a subsidiary of the Trust, Pacific Real Estate Investment Trust, Inc. On March 25, 1997, the agreement was terminated for failure of certain conditions. On April 25, 1997, Pan Pacific purchased Monterey Plaza Shopping Center and the Trust's five notes receivable.

OFFER ON KINGS COURT SHOPPING CENTER.

     In 1997, the Trust entered into a letter of intent to sell its 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the Kings Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the other General Partners in the Kingsco Partnership. This approval is expected to be granted.

     INVESTMENT POLICY. As a consequence of the Trust's decision to terminate, no future property acquisitions are contemplated, excepting the acquisition of a parcel of land which is presently under development in San Pablo, pursuant to a "put" option agreement in connection with the Trust's obligations to the ground lessor under the ground lease. In connection with the proposed dissolution of the Trust, the remaining real estate assets owned by the Trust are expected to be sold or otherwise disposed of. The main remaining real estate asset is the Trust's 40% share in the Kings Court Shopping Center, located in Los Gatos, California. Three minor remaining real estate assets include three developable building pads, two in San Pablo, California, and the other in Redding, California. The Trust presently has a letter of intent to sell its interest in the King's Court Shopping Center and it is trying to locate buyers for the three remaining minor assets.

     FINANCING. The Trust has effectively restructured its asset portfolio during 1997 in order to reduce its indebtedness and create liquidity through the sale of the Trust's properties and assets. It intends to continue this policy in pursuit of its overall objective of liquidation and dissolution.

     DISTRIBUTIONS. The Trust has made no dividend payments to shareholders since December, 1994. As a part of the Trust's plan for dissolution, the Trust expects ultimately to make a final distribution dividend to its shareholders.

     WORKING CAPITAL RESERVES. The Trust maintains working capital reserves in amounts that the Trustees determine to be adequate to meet the Trust's normal capital needs.

     CONFLICTS OF INTEREST POLICIES. The Trust has adopted policies to reduce potential conflicts of interest. Since the Trust does not presently intend to either acquire or finance any real estate assets (except as described above "Investment Policy"), these policies chiefly affect circumstance of disposition of property. It is expected that all remaining real property assets will be sold to third parties who have no relationships with any of the Trustees, or the Trust's Advisor, or its property managers.

     OTHER POLICIES. The Trust intends to operate in a manner that will maintain its status as a Real Estate Investment Trust. It will not subject itself to regulation under the Investment Company Act of 1940, as amended. The Trust does not intend (i) to invest in either the securities of other issuers for the purpose of exercising control over such issuers, (ii) to underwrite securities of other issuers, (iii) to actively trade in loans or other investments.

     The Trust may make investments other than as previously described, although it does not currently plan to do so. The Trust has authority to repurchase or otherwise reacquire Trust Shares it has issued or may issue and it may engage in such activities in the future. The Trustees have no present intention of causing the Trust to repurchase any of the Trust Shares, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations. The Trust has not issued securities in exchange for property, nor has it reacquired any of its securities. The Trust may make loans to third parties, including, without limitation, to officers and to joint ventures in which the Trust decides to participate, although no third party loans have been made either to officers or to joint ventures.

     At all times, the Trust intends to meet the requirements of the Code to qualify as a REIT unless, because of changes in future economic, market or legal conditions, or changes in the Code or in the Treasury Regulations, the Trustees elect to revoke the Trust's REIT election.

MARKET CONDITIONS

     During recent years, the Trust has repeatedly sought access to economically priced equity capital in order to create and maintain the value of its real estate portfolio. These efforts were unsuccessful and this circumstance has impeded the Trust's ability both to resume cash distributions and to establish liquidity for its shareholders.

     The Trust is not involved in research and development activities.

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

     The Trust has notified a governmental authority of a spill from a former dry cleaning shop at Kings Court Shopping Center and the Regional Water Quality Control Board of Santa Clara County has issued a clean-up order to the Trust. Currently, a plan of remediation has been prepared with a proposed plan of action for clean-up of the contamination. The remediation clean-up is now underway and is expected to last at least two years. This plan has been approved by the pertinent regulatory agencies on an interim basis, pending review of remediation and testing results. The cost to Kingsco for the clean-up is estimated to be $1,195,000, of which $1,015,000 has already been expended. Reimbursements received from the insurance company total $654,000. The Trust was not a partner of Kingsco at the time the contamination occurred, and for payment of the clean-up costs it intends to look to the seller of the Trust's 40% interest in Kingsco, Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco and the entity that caused the contamination. The Trust believes that the representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean-up costs.

     In another, unrelated, environmental audit of the gasoline service station pad ("Exxon Pad") at Kings Court Shopping Center, the Phase One and Phase Two Environmental Assessment Reports identified gasoline and possibly other service station by-products in the soil underneath the station and its pumps. Exxon Corporation has assumed financial and legal responsibility of the hazardous materials and remediation of the Exxon Pad. The environmental firm responsible for maintaining and analyzing the data from various monitoring wells on the Pad continues to report to the Trust and to governmental authorities on a quarterly basis. Remediation efforts are now underway and include both vapor extraction and "pump and treat" activities, depending upon the location of the materials in the soil and water.

     The Trust has also become aware of a spill from a former dry cleaning establishment at El Portal Shopping Center. This spill probably occurred prior to the Trust's ownership of the property. The property was foreclosed by Nationwide Life Insurance Company in 1997, which now holds fee title to the center. The Trust still retains liability for toxic pollution as a potentially responsible party. The Contra Costa County Regional Water Quality Control Board has approved a clean-up remediation plan proposed by the Trust. The cost of clean-up and timetable have not yet been finalized, however, based on current knowledge, the cost is not expected to exceed $100,000.

     The Trust ground leases a parcel of land, in San Pablo, California (the Wanlass property) which has been contaminated with a gasoline spill from an adjacent property. The source of contamination has been identified and Atlantic-Richfield Company, Inc. has issued a letter of indemnification for the Trust's benefit respecting all financial and legal liability arising from this contamination.

     At Monterey Plaza Shopping Center, which the Trust sold in April 1997, the Phase One Environmental Assessment Report identified the possibility of oil and grease contamination in the soil as well as possible residues of pesticides, herbicides and insecticides due to prior agricultural use of the property. The property was originally acquired by the Trust from the State of California. The Trust believes that the State of California would be liable for any such contamination under the controlling statutes. These possible hazardous waste contaminations are not considered to be of material significance to the Trust.

     Compliance with federal, state and local laws and regulations relating to the protection of the environment could have a significant impact on the financial position of the Trust. However, other than disclosed herein, the Trustees are not currently aware of any environmental conditions at its properties that would have a material adverse effect on the Trust.

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

MANAGEMENT

     The search for a suitable portfolio restructuring was pursued by the Trust's investment advisor, Collier Investments (the "Advisor"), a proprietorship owned by Charles R. Collier. Under the terms of an Investment Advisory Agreement between the Trust and the Advisor, the Advisor agreed to use its best efforts to present to the Trust portfolio restructuring opportunities consistent with the investment policies and objectives of the Trust. In addition to relying on the advice of the Advisor, the Trustees occasionally employ the services of independent professional consultants.
The Advisor receives no compensation for his services.

     The Trust employs no full-time executives or administrative staff. None of the Trust's officers or Trustees is compensated for services. The leasing and management of the Trust's properties and administration of the Trust itself is performed by an independent contractor, Menlo Management Company. Menlo Management is owned by Robert C. Gould who is also Vice President and a trustee of the Trust (see Related Party Transactions). California Bavarian Company, a privately held California corporation, provides shareholder communication and liaison support services to the Trust on a contractual basis for a monthly service fee. California Bavarian Company is not related to the Trust. However its director, Mark D. Mordell, is an agent of the Trust.

     The Trust has five Trustees who meet as needed and who are not compensated. The Trustees include: Wilcox Patterson, who serves as President; Harry E. Kellogg, who serves as Treasurer; John H. Hoefer and Robert C. Gould, who serve as Vice Presidents and William S. Royce, who serves as Secretary. Each of the Trustees and Advisor invest in the Trust.

COMPETITION

     The Trust's properties are located in metropolitan communities in Northern California. Each property is situated amidst developed commercial and retail areas. As such, there are other competing neighborhood and community shopping centers located in proximity to the Trust's properties. These factors will have a bearing on the Trust's ability to rent its properties to tenants on economic terms and to impose effective mechanisms to control operating costs and resultant net income. The Trust must compete for tenants and services with other property owners who may have greater resources or more attractive locations than those available to the Trust and its officers, directors and agents. Moreover, the extent and increasing rates of changes in community demographics, public policy, retail usage patterns, merchandising practices, consumer tastes and financial strength of tenants, amongst other considerations, can all adversely affect a property's competitive position in varying ways.

INSURANCE

     The Trust typically maintains comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties, and generally requires tenants to reimburse the Trust for their pro rata share of the Trust's insurance premiums and to maintain their own general liability insurance with respect to the properties with policy terms and insured limits customarily carried for similar properties. There are, however, certain types of losses (such as from wars, flood, riots or earthquakes) which may be uninsurable or insurable only at rates which, in the Trust's opinion, are prohibitive. Kings Court Shopping Center is insured against damage from earthquakes.

     (d)  Foreign Operations

     The Trust does not engage in any foreign operations or derive revenues from foreign sources.

ITEM 2.  PROPERTIES

DESCRIPTION OF THE TRUST'S PROPERTIES

     The following table sets forth certain information relating to the Trust's properties as of and for the year ended December 31, 1997:

                                                                    EFFECTIVE
                              PERCENTAGE    GROSS     1997 ANNUAL  ANNUAL RENT          PERCENT
                              OWNERSHIP    LEASABLE     MINIMUM    PER SQUARE  PERCENT  LEASED &            ANCHORS AND
NAME/LOCATION                  INTEREST  AREA (SQ FT)  RENT (1)       FOOT     LEASED   OCCUPIED         PRINCIPAL TENANTS
------------------------------------------------------------------------------------------------------------------------------
Kings Court Shopping Center      40%        78,576    $1,276,000   $  16.24    100%       78%   Lunardi's Supermarket;
Los Gatos, California                                                                           Bank of America;
                                                                                                Wells Fargo Bank; and
                                                                                                Longs Drug Store

Wanlass Shopping Center        100%(2)      22,538      67,000       2.97       79%       38%   Mechanics Bank and Kragen Auto
San Pablo, California

---------------
(1) Annual minimum rent excludes (a) percentage rents, (b) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, and (c) future contractual rent escalations or Consumer Price Index adjustments. Percentage rents are paid over and above base rents, and are calculated as a percentage of a tenant's gross sales above a predetermined threshold. The amount of percentage rents received to date by the Trust has not been material to the Trust's operations. Figures for total annual minimum rent in the above table have been calculated based on rental payments for the calendar year 1997, and have been adjusted for the effects of recognizing rent on a straight-line basis as reported in the Trust's financial statements.

(2) Title to the Wanlass Shopping Center is a leasehold estate based on a ground lease which expires in 2045. The lease contains an option to purchase for the benefit of the Trust, as well as a put option requiring the Trust to purchase the property freehold upon the death of one of the ground lessors or at any time after May 1, 1998. The property is currently under redevelopment.


     KINGS COURT SHOPPING CENTER. This neighborhood shopping center is located in the town of Los Gatos, California. The center is anchored by Lunardi's Supermarket, a local supermarket chain, and an array of retail and service tenants including Hallmark Cards, Wells Fargo Bank and Bank of America. Longs Drug Store is expected to open its store in June 1998. Kings Court Shopping Center has 78,576 square feet of gross leasable space. The Trust presently owns a 40% interest in Kingsco, the general partnership which owns this shopping center. In addition, the Trust has control over the shopping center's operations, including any leasing, renovation, sale and financing activities.

     Kingsco owns a leasehold estate as to the land and fee title as to the improvements (excluding a gas station). The ground lease has only 26 years left in a 50-year term, expiring in 2024, and requiring minimum annual lease rental payments of $40,000 plus between 10% and 12% of the property's gross rental revenue in excess of $333,333 per annum. The estimated net realizable value (liquidation basis) of the center, which includes the other partners' interest in the property, was $11,210,000 at December 31, 1997. The property is security for a first mortgage loan with an interest rate of prime +1.75%. At December 31, 1997 the rate was 10.25% and the outstanding balance was $1,271,000.

     At December 31, 1997, Kings Court Shopping Center was 100% leased. Tenants leasing and occupying 10% or more of the rentable space as of December 31, 1997 were:

                                         PERCENT OF TOTAL
                         GROSS LEASABLE   GROSS LEASABLE    ANNUALIZED
 TENANT                   AREA (SQ FT)         AREA         BASE RENT       END OF LEASE TERM
-----------------------------------------------------------------------------------------------
 Lunardi's Supermarket       23,960          30%          $ 140,000(1)        November 2003
                                                                         (1 option for 10 years)

-----------------
(1) Additional percentage rents paid by Lunardi's Supermarket were $172,000 in 1997, $156,000 in 1996, and $140,000 in 1995.

     The Trust has discovered toxic pollution of the ground water under Kings Court Shopping Center. See "Governmental Regulation--Environmental Matters" for discussion of this circumstance.

     WANLASS SHOPPING CENTER. Wanlass Shopping Center is a strip shopping center located in San Pablo, California. The property has a total of 22,538 square feet of gross leasable space. It was acquired as a leasehold investment by the Trust in 1995 in connection with the plan to redevelop the adjacent El Portal Shopping Center, which at that time was owned by the Trust. However this planned redevelopment has been abandoned. The Wanlass property is able to stand alone as a retail investment, once certain physical improvements are made and retail tenants installed. The property is owned on the basis of fee title as to the improvements and a leasehold estate as to the land, under a ground lease which expires in 2045 with annual ground rent of $164,000. The estimated net realizable value (liquidation basis) of the center was $868,000 at December 31, 1997. There is currently no Trust indebtedness or financing secured by the leasehold. The anchor tenants are Mechanics Bank and CSK Auto Parts Inc., (Kragen Auto Parts).

     The percentage of the center that is both leased and occupied at December 31, 1997 was 38%. Tenants leasing and occupying 10% or more of the rentable space as of December 31, 1996 were:


                                  PERCENT OF TOTAL
                  GROSS LEASABLE   GROSS LEASABLE    ANNUALIZED
 TENANT             AREA (SQ FT)         AREA         BASE RENT      END OF LEASE TERM
----------------------------------------------------------------------------------------
 Mechanics Bank       6,000              27%          $ 30,780        September 2006
                                                                 (2 options for 10 years)

VESTING OF TITLE TO PROPERTIES

     Except for Kings Court Shopping Center and a parcel of land under the Wanlass Shopping Center, fee title to the properties is owned by the Trust. For Kings Court Shopping Center, the Trust acquired a 40% controlling interest in the general partnership which owns a leasehold estate as to the land and fee title as to the improvements (excluding a gas station). The ground lease term expires in 2024. In San Pablo, the Trust leases a 2.513-acre parcel of land known as the Wanlass Shopping Center. The ground lease expires in 2045 and contains a purchase/put option to purchase upon either the death of one of the ground lessors or on or after March 1, 1998.

PROPERTY CONDITION

     All of the buildings are suitable and adequate for the purposes for which they were designed, are being used for those purposes, where leased and occupied, and are in a good state of repair. The Wanlass Shopping Center is a redevelopment property.

     Routine ongoing requirements of building upkeep and tenant replacements will necessitate capital expenditures during the future. The precise extent of such expenditures cannot yet be determined.

PROPERTY SALES

     The Trust sold Monterey Plaza Shopping Center for $24,957,000 and the Trust's five notes receivable for $4,606,000 to Pan Pacific Development (U.S.) Inc. ("Pan Pacific") on April 25, 1997. After assumption of the existing loan balance of approximately $18,371,000, the net cash proceeds to the Trust were $11,192,000 less closing costs from the transaction and from the repayment of short term debt. As part of this transaction, Pan Pacific became a co-obligor on the Promissory Note secured by a First Deed of Trust on the leasehold estate at Mt. Shasta Shopping Center. In September 1997, Pan Pacific paid the note in full and the Deed of Trust has been reconveyed. As a result, the Trust has no further obligation regarding this loan. In connection with the sale of Monterey Plaza Shopping Center, a loss of $812,000 was recorded. The Trust retains a residual liability in respect of anticipated costs of roofing repair to the WalMart Store at Monterey Plaza Shopping Center. The residual liability is approximately $45,000 and represents roof and skylight repairs and upgrades. At December 31, 1997, Other Liabilities in the accompanying consolidated financial statements include $45,000 for such costs. In addition, as part of this transaction, Pan Pacific assumed responsibility for an impound account totaling approximately $975,000 which was previously shown in restricted cash and accounts payable and other liabilities.

PRINCIPAL TENANTS

     Principal tenants at the Trust's properties include Lunardi's Supermarkets, Wells Fargo Bank, Bank of America, Mechanics Bank, Longs Drug Store and CSK Auto Parts Inc., (Kragen Auto Parts) which lease properties representing approximately 64% of the Trust's gross leasable area and 37% of its base rental revenues.

       Information with respect to the Trust's six largest tenants as of December 31, 1997 is set forth in the following table:


                                        GROSS
                         NUMBER OF  LEASABLE AREA  PERCENTAGE OF  BASE RENT/YEAR  PERCENTAGE OF
 TENANT                   LEASES       (SQ FT)         TOTAL                          TOTAL
-------------------------------------------------------------------------------------------------
 Lunardi's Supermarket       1         23,960           24%          140,000           10%

 Longs Drug Store            1         15,586           15%          270,000           20%(1)

 Wells Fargo Bank            1          5,670            6%          182,000           14%

 Bank of America             1          4,800            5%          150,000           11%

 Mechanics Bank              1          6,000            6%           31,000            2%

 Kragen Auto                 1          9,123            9%           93,000            7%(2)

-------------
(1)  Longs Drug Store rent does not commence until June 1998.

(2)  Kragen Auto rent does not commence until May 1998.


OCCUPANCY RATES FOR PAST FIVE YEARS

     The following table shows year-end rates for the past five fiscal years for rentable space both leased and occupied, expressed as a percentage of total rentable square footage for each of the Trust's properties:

 Property                       1993  1994  1995  1996  1997
-------------------------------------------------------------
 Kings Court Shopping Center    100%   98%  100%   93%   78%

 Wanlass Shopping Center(1)       na    na    na   28%   38%

-------------
(1)  Wanlass Shopping Center was ground leased in May, 1995.


AVERAGE EFFECTIVE ANNUAL BASE RENT PER SQUARE FOOT FOR PAST FIVE YEARS

     The following table shows average effective annual base rent per square foot for each of the Trust's properties for the past five years:

 Property                       1993    1994    1995    1996    1997
---------------------------------------------------------------------
 Kings Court Shopping Center   $14.85  $16.24  $16.55  $17.03   $16.24

 Wanlass Shopping Center         na      na      na      1.99     2.97
 (under redevelopment)

------------
(1)  Wanlass Shopping Center was ground leased in May, 1995.

Lease Expirations

     The following table shows lease expirations for the next ten years for existing tenants at the Trust's properties as of December 31, 1997, assuming that none of the tenants exercises renewal options:

                                     Approximate    Percent of Total                                    Average Annual
                                    Lease Area in    Leased Square      Annualized    Percent of Gross  Base Rent/year
                                     Square Feet        Footage       Base Rent/year    Annual Rent     Per Square Foot
  Lease Expiration    Number of     Under Expiring   Represented by   Under Expiring   Represented by   Under Expiring
        Year       Leases Expiring      Leases      Expiring Leases       Leases      Expiring Leases       Leases
-----------------------------------------------------------------------------------------------------------------------
        1998              2             3,062             3.25%         $ 73,191           4.58%            $23.90

        1999              0                 0             0.00%                0           0.00%             00.00

        2000              3             3,116             3.31%           76,258           4.77%             24.47

        2001              4            12,349            13.11%          334,003          20.91%             27.05

        2002              2             3,004             3.19%           43,522           2.72%             14.49

        2003              4            30,560            32.43%          418,168          26.17%             13.68

        2004              3             8,487             9.01%          190,015          11.89%             22.39

        2005              1             1,388             1.47%           33,312           2.09%             24.00

        2006              1             6,000             6.37%           30,780           1.93%              5.13

        2007              1             9,123             9.68%           93,024           5.82%             10.20

     AFTER 2007           2            17,138            18.18%          305,379          19.12%             17.82
                         --            ------           ------        ----------         ------             ------
       TOTAL             23            94,227           100.00%       $1,597,652         100.00%            $16.96
                         --            ------           ------        ----------         ------             ------
                         --            ------           ------        ----------         ------             ------


LEASES

     The majority of the anchor leases on the Trust's retail properties provide for initial lease terms of between ten and twenty years, and the leases on the Trust's smaller shop spaces typically provide for lease terms of between three and five years. The Trust typically seeks to structure the leases on its properties as "triple net" leases that impose on the tenant pro rata obligations for real property taxes and assessments, cost of repairs and maintenance of common areas and premiums for insurance. Through the use of triple net leases, the Trust seeks to reduce its exposure to escalating operational costs and risks and the demands upon managerial time typically associated with investments in real estate. However, the Trust has agreed in certain instances to retain or limit the responsibility for some obligations that would otherwise be the responsibility of the tenant under a triple net lease.

OUTSTANDING INDEBTEDNESS

     As of December 31, 1997, the total indebtedness of the Trust was approximately $1,271,000, consisting entirely of floating rate debt.

  The following table sets forth certain information with respect to the Trust's mortgage loans:

 PROPERTY OR INTERESTS   MATURITY  PRINCIPAL    SCHEDULED       ANNUAL      ANNUAL DEBT   BALANCE DUE
 PLEDGED AS COLLATERAL     DATE     BALANCE    AMORTIZATION  INTEREST RATE    SERVICE    AT MATURITY(1)
-------------------------------------------------------------------------------------------------------
 Kings Court             06/01/99 $ 1,271,000    $ 51,000      10.25%(2)     $ 168,000    $ 1,220,000
                                  -----------    --------                    ---------    -----------
                                  -----------    --------                    ---------    -----------

---------
(1)  Assumes no prepayments of principal prior to due dates thereof.

(2) This mortgage loan bears interest at prime +1.75%; figure given is as of December 31, 1997.

     The following table shows the scheduled maturity of the Trust's long-term mortgage loans over the next five years:

                                 PRINCIPAL AMOUNT  PERCENTAGE OF TOTAL
                 YEAR                MATURING          INDEBTEDNESS
-------------------------------------------------------------------------------
                 1998                     $36,000                  2.83%
                 1999                   1,235,000                 97.17%
                 2000                         000                  0.00%
                 2001                         000                  0.00%
                 2002                         000                  0.00%
                                     ------------                -------
       Total, December 31, 1997      $  1,271,000                100.00%
                                     ------------                -------
                                     ------------                -------

MORTGAGE NOTES RELATING TO PROPERTY SALES

     As part of its strategy to focus on metropolitan "in-fill" locations as opposed to more rural locations, the Trust sold two properties, one each in 1988 and 1990. In connection with such sales, the Trust accepted seller financing:

     (i) WESTWOOD VILLAGE SHOPPING CENTER. In December 1988, the Trust sold the Westwood Village Shopping Center for $6,475,000, payable in cash of $1,100,000 and a $5,375,000 seller carry-back note receivable due in seven years with interest only payments at a rate of 9%. In March 1990, the purchaser obtained a $4,100,000 loan secured by a first mortgage on this shopping center to pay down the Trust's note. The remaining amount owed to the Trust is subordinate to this new loan. This note, which had a balance of $1,098,000, on April 25, 1997 was sold to Pan Pacific.

     (ii) MT. SHASTA SHOPPING CENTER. In August 1990, the Trust sold the Mt. Shasta Shopping Center for $5,100,000, payable in cash of $900,000 and a $4,200,000 all-inclusive promissory note and second deed of trust due January 1, 1999 (the "Mt. Shasta Note"). The Mt. Shasta Note bears interest 9.25%. Because the interest rate was less than the market rate during the initial period, the Mt. Shasta Note was discounted by $303,000 which is being recognized as additional interest income over the term of the Mt. Shasta Note. The Mt. Shasta Note requires interest only payments until it matures on January 1, 1999. The Trust continues to be the primary obligor on the underlying first mortgage note, which had a balance of $1,519,000, on April 25, 1997 when it was sold to Pan Pacific. In September 1997, Pan Pacific repaid the underlying note in full. As a result the Trust has no further obligation regarding this loan.

PROPERTY IN RECEIVERSHIP

     On October 24, 1996, El Portal Shopping Center, located in San Pablo, California was placed in receivership by the Superior Court of the State of California. The receiver is an unrelated entity selected by Nationwide Life Insurance Company, the holder of a non-recourse first mortgage on the property, and the Superior Court. The Trust's decision to withhold further mortgage payment obligations to the holder of the first mortgage was a result of the property's continued negative cash flow resulting from recurring losses and required capital expenditures. At the time of the receivership, El Portal's first mortgage loan balance was $4,438,000. In October 1997, this process was finalized and the indebtedness was extinguished. The Trust remains liable for environmental matters, including a toxic spill from a former dry cleaning establishment at El Portal Shopping Center. See discussion in Government Regulation-Environmental Matters. Loss on disposition of $987,000 was recorded in 1996.

OTHER DEVELOPMENTS

     The Trust entered into a purchase and sale agreement in 1993 (the "1993 Agreement") and three additional purchase and sale agreements in 1994 (the "1994 Agreements") to purchase a total of four shopping centers.

     In 1994, the Trust assigned its interest in the 1993 Agreement and the 1994 Agreements to another real estate investment trust for the sum of $2,361,000, adjusted for certain closing costs and prorations. The Trust also guaranteed the payment of certain rentals at the properties to the buyer for a 24-month period.

     During 1994, the Trust recorded a gain of $994,000 net of a rent guarantee reserve accrual of $390,000, as the result of the above transaction. In 1995, the Trust increased the reserve by an additional $213,000.

     In connection with the above transactions, on June 7, 1994, (i) Scotts Valley Plaza, a California limited partnership ("Scott"), granted to the Trust a one-year option to acquire the shopping center commonly known as Scotts Village Plaza and (ii) Scotts Village Phase II, a California limited partnership ("Scotts II"), granted a one-year option to the Trust to purchase Scotts Valley Square, both of which are located in Scotts Valley, California. Concurrently with the grant of these options and in connection with the transactions contemplated by that certain Assignment and Agreement dated May 9, 1994 and amended May 25, 1994, executed by and between Pacific Real Estate Investment Trust and Western Investment Real Estate Trust, the Trust made a loan to Malcolm R. Riley, one of the principals in Scotts and Scotts II, in the amount of $750,000. The loan bears interest at 9% per annum, payable monthly, and the principal is due and payable in 6 years. Simultaneously, the Trust made a loan to Russell R. Pratt, in the amount of $500,000. That loan bears interest at 8% per annum, payable monthly, and the principal is due and payable in 6 years. Each of these loans is secured by the borrower's partnership interest in Scotts and Scotts II respectively. The Trust also made a loan in the amount of $75,000 to Scotts, which bears interest at 8.6% per annum (payable monthly), is due in 6 years and is secured by a second deed of trust on Scotts Village Plaza. These notes were sold to Pan Pacific on April 25, 1997.

ITEM 3.  LEGAL PROCEEDINGS

     Between 1994 through 1996, El Portal suffered a complete reversal of fortune arising from the loss or closure of all of its anchor tenants. The resultant cash drain from the property prompted the Trust to suspend making any further mortgage payments to the Trust Deed Non-Recourse Note Holder, Nationwide Life Insurance Company. The unpaid balance of the mortgage loan was $4,438,000 at December 31, 1996. The lender accordingly sought to place the property in receivership as a part of its process to obtain fee title to the property. This step was also prompted by the discovery in 1995 of a toxic spill emanating from a former dry cleaner tenant, which probably occurred prior to the Trust's acquisition of the property. The property was officially confirmed into permanent receivership in January 1997. The foreclosure process was completed in October 1997 and the indebtedness was thereby extinguished. The Trust has no residual equity in the El Portal Shopping Center and, during 1996, wrote down the carrying value by $987,000 (see Note 11).

     The Trust is not presently involved in any litigation and, to its knowledge, no material litigation is threatened against the Trust or its properties, other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by the Trust's liability insurance and all of which collectively is not expected to have a material adverse effect on the business or financial condition of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 4, 1998, the shareholders of the Trust voted in favor of (i) the election of Trustees; (ii) approval of the appointment of Deloitte & Touche LLP as independent auditors; and (iii) the dissolution of the Trust, the orderly liquidation of the balance of the Trust's assets, and the distribution of the net proceeds to the Shareholders.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S TRUST SHARES AND RELATED SHAREHOLDER
         MATTERS

MARKET VALUE OF TRUST SHARES

     There is no established public trading market for Trust Shares. The Trust's most recent offering circular expired on December 15, 1992, and no new Trust Shares have been sold since such date.

      Shareholders wishing to liquidate their interests in the Trust must independently locate buyers for their Trust Shares. At this time, the Trust cannot predict when or at what price these Trust Shares will be liquidated.

     As of December 31, 1997, there were 3,706,845 Trust Shares issued and outstanding which were held of record by approximately 3,600 shareholders.

DISTRIBUTION POLICY

     Historically, the Trust's policy has been to pay dividends to its shareholders in an amount approximating 100% of its cash flows from operations (i.e., net operating income plus depreciation and amortization). From its inception in 1963, the Trust made 155 consecutive bi-monthly or quarterly regular distributions. With respect to distributions paid in 1991, 1992 and the first quarter of 1993, 100% of the amount paid was sheltered from current taxable liability as a result of book depreciation expense. On February 25, 1993, the payment of regular dividends was suspended in order to conserve the Trust's cash flow, to provide for its capital improvements program, to maintain the quality of the Trust's properties and to protect the Trust's credit, since the Trustees concluded that the Trust could no longer rely on its traditional sources of liquidity (i.e., secured bank financing and "intrastate" equity offerings). Apart from one dividend payment in December 1993, dividends have remained suspended through December 31, 1997. The Trust is applying the funds that would otherwise have been distributed to its shareholders (i) to fund capital expenditures necessary to maintain its properties, (ii) to make requisite principal payments on its mortgage indebtedness and (iii) to facilitate tenant improvements required upon developing and reletting of the Trust's properties. Because the Trust did not have taxable income for 1997, the suspension of dividends is not expected to affect the Trust's qualification as a REIT.

ITEM 6.  SELECTED FINANCIAL DATA

     The following represents selected financial data for the Trust for the five years ended December 31, 1997. Acquisitions and dispositions which occurred during the periods presented below materially affect the comparability of the data. The data should be read in conjunction with the consolidated financial statements included elsewhere herein.


 FOR THE YEAR ENDED DECEMBER 31:             1997           1996          1995          1994          1993
--------------------------------         ------------    ----------    ----------   -----------    ------------
 Operating Data:

 Rental revenues . . . . . . . . . . .   $ 2,802,000    $ 5,780,000   $ 9,183,000   $12,417,000    $ 9,725,000
                                         -----------    -----------   -----------   -----------    -----------
                                         -----------    -----------   -----------   -----------    -----------

 Operating income (loss) . . . . . . .   $  (219,000)   $   216,000   $ 2,031,000   $(3,870,000)   $ 2,730,000

 Property acquisition expenses,
 prepayment penalty, reincorporation
 expenses and expenses of prospective
 offering  . . . . . . . . . . . . . .      (147,000)      (230,000)     (214,000)   (1,430,000)    (1,833,000)

 Interest income/(expense)--net  . . .      (704,000)    (2,759,000)   (4,727,000)   (7,197,000)    (4,588,000)

 Gain (loss) on lease termination. . .                     (240,000)                  3,577,000

 Gain (loss) on options  . . . . . . .                                   (213,000)      994,000
                                         -----------    -----------   -----------   -----------    -----------

 Loss before minority
 interest in joint venture . . . . . .    (1,070,000)    (3,013,000)   (3,123,000)   (7,926,000)    (3,691,000)


 Less minority interest in joint
 venture's operations  . . . . . . . .      (392,000)      (414,000)     (325,000)     (328,000)      (238,000)
                                         -----------    -----------   -----------   -----------    -----------

 Net loss  . . . . . . . . . . . . . .   $(1,462,000)   $(3,427,000)  $(3,448,000)  $(8,254,000)   $(3,929,000)
                                         -----------    -----------   -----------   -----------    -----------
                                         -----------    -----------   -----------   -----------    -----------

 Basic and diluted loss per share of
 beneficial interest . . . . . . . . .        $(0.39)        $(0.92)        $(.93)       $(2.23)        $(1.06)

 Cash dividends per share of
 beneficial interest . . . . . . . . .         $0.00          $0.00         $0.00         $0.00          $0.21

 AS OF DECEMBER 31:
 -------------------
 Balance Sheet Data:

 Total assets  . . . . . . . . . . . .   $13,385,000    $46,183,000   $62,875,000   $95,287,000   $112,697,000

 Mortgages and other loans payable . .    $1,271,000    $33,400,000   $48,008,000   $75,770,000    $84,887,000

 Weighted average number of
 shares outstanding  . . . . . . . . .     3,706,845      3,706,845     3,706,845     3,706,845      3,707,072

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS
     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     During 1997, the Trust continued its efforts to recapitalize through a variety of ways, including joint venture or merger with a compatible real estate partner. This process has been hindered by the problems at El Portal Shopping Center and the HomeBase vacancy at Monterey Plaza, as well as the toxic pollution at Kings Court Shopping Center. In order to meet its debt obligations and reduce its debt expense, the Trust sold its Lakeshore Plaza Shopping Center in March 1995, Menlo Center in February 1996 and Monterey Plaza Shopping Center in April 1997. On February 4, 1998, the shareholders of the Trust voted in favor of a resolution approving the dissolution of the Trust, the orderly liquidation of the balance of the Trust's assets, and the distribution of the net proceeds to the Shareholders.

     Net loss for the year ended December 31, 1997 was $1,462,000 as compared to a net loss of $3,427,000 for the year ended December 31, 1996, a decrease in the loss of $1,965,000.

     Rental revenues decreased from $5,780,000 to $2,802,000, a decrease of $2,978,000, or 52%, as a result of the sale of both Menlo Center in 1996 and Monterey Plaza Shopping Center in 1997 and the placement of El Portal Shopping Center into receivership in October 1996.

     Operating expenses decreased from $1,619,000 in 1996 to $732,000 in 1997, a decrease of $887,000, or 55%. Property taxes decreased from $483,000 in 1996 to $189,000 in 1997, a decrease of $294,000, or 61%. Property management fees decreased from $197,000 in 1996 to $106,000 in 1997, a decrease of $91,000, or 46%. Depreciation and amortization decreased from $2,062,000 in 1996 to $745,000 in 1997, a decrease of $1,317,000 or 64%.
Each of these decreases resulted from the sale of Monterey Plaza Shopping Center in April 1997, Menlo Center in February 1996 and the placement of El Portal Shopping Center into receivership in October 1996.

     General and administrative expenses decreased from $520,000 in 1996 to $437,000 in 1997, a decrease of $83,000 or 16% due to cost saving measures.

     Loss on impairment of value of $1,455,000 was recognized in 1996 due to the reduction in carry value of El Portal Shopping Center by $987,000 and the write down of the Trust's interest in the Westwood Village note of $468,000.

     Loss on the sale of property of $812,000 in 1997 represents the loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable. Gain on the sale of property of $772,000 in 1996 represents the gain on the sale of Menlo Center which was sold on February 29, 1996.

     Interest income decreased by $312,000, or 48%, from $645,000 in 1996 to $333,000 in 1997, the net change was primarily the result of the sale of the Trust's five notes receivable in April 1997.

     Interest expense decreased by $2,367,000, or 70%, from $3,404,000 in 1996 to $1,037,000 in 1997, due to the assumption of related mortgage debt by the sale of Monterey Plaza Shopping Center in 1997 and Menlo Center in 1996 and the pay-down of short-term debt, as well as the placement of El Portal Shopping Center in receivership in October 1996.

     In connection with the potential merger or joint venture activities, the Trust incurred expenses of $147,000 in 1997 compared to $230,000 in 1996.

     Lease termination in 1996 is due to a lease termination in regards to the purchase of a parcel land which is formerly leased at the Westwood Village Shopping Center located in Redding, California. The Trust purchased the land for $200,000 in 1997.

     The aggregate lease-up rate for two of the Trust's properties was approximately 90% at December 31, 1997 and 94% at December 31, 1996. At Kings Court the lease-up rate was 100%, while actual occupancy rate was 78%
because the Longs store is under construction until September 1998.   At
Wanlass, the lease up rate was 79%, while the actual occupancy rate was 38% because Kragen Auto is under construction until February 1998. The aggregate occupancy rate for the Trust's overall shopping center portfolio at December 31, 1997 was 58%.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     During 1996, the Trust continued its efforts to recapitalize through a variety of ways, including joint venture or merger with a compatible real estate partner. This process has been hindered by the problems at El Portal Shopping Center and the HomeBase vacancy at Monterey Plaza, as well as the toxic pollution at Kings Court Shopping Center. In order to meet its debt obligations and reduce its debt expense, the Trust sold its Lakeshore Plaza Shopping Center in March 1995 and Menlo Center in February 1996.

     Net loss for the year ended December 31, 1996 was $3,427,000 as compared to a net loss of $3,448,000 for the year ended December 31, 1995, a decrease in the loss of $21,000.

     Rental revenues decreased from $9,183,000 to $5,780,000, a decrease of $3,403,000, or 37%, as a result of the sale of both Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996, and the declining revenues at El Portal Shopping Center as a result of the HomeBase lease termination in 1994 and closures of Safeway, Longs Drug store and Bank of America.

     Operating expenses decreased from $2,145,000 in 1995 to $1,619,000 in 1996, a decrease of $526,000, or 25% due to a decrease in expenses at Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996, resulting from the sale of the both centers, which was partially offset by an increase in the Wanless ground lease expense.

     Property taxes decreased from $1,194,000 in 1995 to $483,000 in 1996, a decrease of $711,000, or 60%. Property management fees decreased from $318,000 in 1995 to $197,000 in 1996, a decrease of $121,000, or 38%.
Depreciation and amortization decreased from $2,886,000 in 1995 to $2,062,000 in 1996, a decrease of $824,000 or 29%. Each of these decreases resulted from the sale of Lakeshore Plaza Shopping Center in 1995 and Menlo Center in 1996.

     General and administrative expenses decreased from $609,000 in 1995 to $520,000 in 1996, a decrease of $89,000 or 15% due to cost saving measures.

     Loss on impairment of value of $1,455,000 was recognized in 1996 due to the reduction in carry value of El Portal Shopping Center by $987,000 and the write down of the Trust's interest in the Westwood Village note of $468,000.

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

     Lease termination in 1996 is due to a lease termination in regards to parcel land at the Westwood Village Shopping Center located in Redding, California (see Note 14).

     The aggregate lease-up rate for two of the Trust's three properties (excluding El Portal) was approximately 94% at December 31, 1996 and 97% at December 31, 1995. At Monterey Plaza, the lease-up rate was 95%, while actual occupancy rate was 39% because the WalMart store was under construction until January 29, 1997. At Kings Court the lease up rate and
occupancy rate at December 31, 1996 was 93%.   At a third property (Wanlass)
the lease-up rate and occupancy rate was 28%. This property is proposed for redevelopment. The aggregate occupancy rate for the Trust's overall shopping center portfolio (excluding El Portal) at December 31, 1996 was 53%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used by operating activities was $603,000 in 1997, compared to cash flow provided by operating activities of $364,000 in 1996 and $1,759,000 used in 1995. The net change in 1997 compared to 1996 was primarily due to the timing differences in the receipt of rents and payments of trade payables, change in expense levels resulting from property dispositions and the loss on the sale of Monterey Plaza in 1997 compared to the gain on the sale of Menlo Center in 1996. The increase in 1996 was primarily due to reduced expenses resulting from property sales.

     Cash flow provided by investing activities was $11,232,000 in 1997, as compared to cash flow provided by investing activities in 1996 of $4,577,000 and $13,697,000 provided in 1995. The increase in cash flow in 1997 compared to 1996 is primarily the result of the sale of Monterey Plaza Shopping Center in 1997 and the sale of Menlo Center in 1996. The reduction in cash flow in 1996 compared to 1995 was primarily due to the sale of Lakeshore Shopping Center in 1995.

     Cash flow used by financing activities was $8,161,000 in 1997 as compared to $4,238,000 used in 1996 and $12,296,000 used in 1995. The increase in 1997 is due to a larger amount of re-payment of short term notes payable as the result of the sale of Monterey Plaza Shopping Center. The decrease in 1996 is due to assumption of a smaller amount of mortgage debt and short-term notes payable as the result of the sale of Menlo Center compared to the assumption of a larger value of mortgage debt and short-term notes payable due to the sale of Lakeshore Plaza Shopping Center in 1995.

     The Trust has engaged in formal negotiations during 1995, 1996 and 1997 regarding restructuring the Trust and the sale of certain Trust properties. For further discussion see Item I Business - Investment Policy.

     There has been no public market for Trust Shares, nor have there been any known market-makers.

JOINT VENTURE INTEREST

     The Trust presently owns a 40% interest in Kingsco, the general partnership which owns Kings Court Shopping Center. In addition, the Trust has managing control over Kings Court Shopping Center operations, including any leasing, renovation, sale or financing activities. The term of the partnership continues until September 30, 2039. Cash flows and expenses of the partnership are allocated in accordance with the partners' respective percentage interests, with the Trust's allocation being equal to its 40% interest. The shopping center is managed by Menlo Management Company on behalf of the Trust; the Trust does not receive any portion of the management fee paid to Menlo Management Company for such management services.

     In 1997, the Trust has entered into a letter of intent to sell its 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the Kings Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the other General Partners in the Kingsco Partnership. This approval is expected to be granted.

OTHER CAPITAL EXPENDITURES

     At the present time, there are no material deferred capital maintenance obligations outstanding for Kings Court Shopping Center. However, the Trust has entered into a letter of intent to purchase the Wanlass Shopping Center for $1,780,000, which is currently under construction. At December 31, 1997, the remaining construction budget is $825,000. In addition, at each of the Trust's properties, leasehold improvements and lease commissions are expected to be incurred in connection with leasing activity.

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

     The United States generally and the State of California are currently enjoying economic growth. This growth comes on the heels of recent deep economic recession, particularly in the State of California. A repeat of these adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Trust to meet their lease obligations and could adversely affect the Trust's ability to attract or retain tenants. In addition to economic conditions, there are other major influences that can affect the success of tenants in achieving or maintaining sufficient sales volumes to pay rent. Competitive factors and overall changes in retail merchandising practices can have an equal or even greater impact than economic factors. The loss of an anchor retailer can lead to the diminution of retail sales and the loss of other retailers in the same shopping center. This can seriously affect the viability or value of a shopping center, as is particularly evident at El Portal Shopping Center and, to a lesser extent, at Monterey Plaza Shopping Center.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                                  TABLE OF CONTENTS

                                                                                PAGE
                                                                                -----
Independent Auditors' Report                                                       19


Consolidated Financial Statements:

     Statements of Net Assets at December 31, 1997 (liquidation basis)
          and 1996 (going-concern basis)                                           20

     Statements of Operations for the Years Ended December 31, 1997,
          1996 and 1995 (going-concern basis)                                      21

     Statements of Changes in Net Assets for the Years Ended
          December 31, 1997, 1996 and 1995 (going-concern basis)                   22

     Statements of Cash Flows for the Years Ended December 31, 1997,
          1996 and 1995 (going-concern basis)                                      23

     Notes to Consolidated Financial Statements                                    24


     Financial statements and supplemental financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                             INDEPENDENT AUDITORS' REPORT


The Trustees and Shareholders of Pacific Real Estate Investment Trust:

     We have audited the accompanying consolidated statement of net assets (liquidation basis) of Pacific Real Estate Investment Trust (the "Trust") and its joint venture as of December 31, 1997. In addition, we have audited the accompanying consolidated statement of net assets (going-concern basis) of the Trust and its joint venture as of December 31, 1996, the related consolidated statements of operations, changes in net assets and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 1 to the financial statements, the shareholders of the Trust approved a plan of liquidation on February 4, 1998. As a result, the Trust has changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1997.

     In our opinion, such financial statements present fairly, in all material respects, (1) the net assets in liquidation of the Trust and its joint venture as of December 31, 1997, (2) the financial position of the Trust and its joint venture as of December 31, 1996, and (3) the results of their operations and their cash flow for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.





DELOITTE & TOUCHE LLP
San Francisco, California
February 4, 1998

                        PACIFIC REAL ESTATE INVESTMENT TRUST

                                   ---------------

                       CONSOLIDATED STATEMENTS OF NET ASSETS
        DECEMBER 31, 1997 (LIQUIDATION BASIS) AND 1996 (GOING-CONCERN BASIS)


                                              ASSETS

                                                                        1997              1996
                                                                   -----------       -----------
 Investment in commercial properties:
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   200,000       $10,104,000
   Buildings and improvements  . . . . . . . . . . . . . . . .      11,210,000        28,187,000
   Accumulated depreciation  . . . . . . . . . . . . . . . . .                        (7,271,000)
   Deferral of estimated appreciation on commercial
     properties  . . . . . . . . . . . . . . . . . . . . . . .      (3,280,000)
                                                                   -----------       -----------
   Commercial properties - net . . . . . . . . . . . . . . . .       8,130,000        31,020,000
 Property in development . . . . . . . . . . . . . . . . . . .         868,000           175,000
 Property in receivership  . . . . . . . . . . . . . . . . . .                         4,438,000
 Notes receivable (net of allowance of $28,000 in
   1997 and $507,000 in 1996)  . . . . . . . . . . . . . . . .         148,000         6,279,000
 Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,479,000         1,011,000
 Restricted cash . . . . . . . . . . . . . . . . . . . . . . .                         1,154,000
 Accounts receivable (net of allowance of $42,000 in 1997
   and $143,000 in 1996) . . . . . . . . . . . . . . . . . . .          75,000           489,000
 Deferred lease commissions - net  . . . . . . . . . . . . . .                           425,000
 Deferred financing costs - net  . . . . . . . . . . . . . . .                           154,000
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . .         685,000         1,038,000
                                                                   -----------       -----------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . .     $13,385,000       $46,183,000
                                                                   -----------       -----------
                                                                   -----------       -----------

                                     LIABILITIES
 Liabilities:
    Mortgage loans . . . . . . . . . . . . . . . . . . . . . .     $ 1,271,000       $25,700,000
    Short-term notes . . . . . . . . . . . . . . . . . . . . .                         7,700,000
    Security deposits. . . . . . . . . . . . . . . . . . . . .          52,000           118,000
    Accounts payable and other liabilities . . . . . . . . . .         630,000         1,968,000
    Reserve for estimated costs during the period of
      liquidation . . . . . . . . . . . . . . . . . . . . . .          40,000
                                                                   -----------       -----------
              Total liabilities  . . . . . . . . . . . . . . .      $1,993,000       $35,486,000
                                                                   -----------       -----------

 Minority interest in joint venture  . . . . . . . . . . . . .       5,963,000         3,375,000
                                                                   -----------       -----------

 Net assets  . . . . . . . . . . . . . . . . . . . . . . . . .      $5,429,000        $7,322,000
                                                                   -----------       -----------
                                                                   -----------       -----------

                  See notes to consolidated financial statements.

                        PACIFIC REAL ESTATE INVESTMENT TRUST

                                  -------------

                       CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (GOING-CONCERN BASIS)


                                                                 1997             1996             1995
                                                            ------------     ------------     ------------
 Rental revenues . . . . . . . . . . . . . . . . . . . .    $  2,802,000     $  5,780,000     $  9,183,000
                                                            ------------     ------------     ------------
 Operating expenses (including related party amounts
 of $250,000, $478,000 and $699,000 in 1997, 1996
 and 1995, respectively):
      Operating  . . . . . . . . . . . . . . . . . . . .         732,000        1,619,000        2,145,000
      Property tax . . . . . . . . . . . . . . . . . . .         189,000          483,000        1,194,000
      General and administrative . . . . . . . . . . . .         437,000          520,000          609,000
      Depreciation and amortization  . . . . . . . . . .         745,000        2,062,000        2,886,000
      Property management fees . . . . . . . . . . . . .         106,000          197,000          318,000
      Loss on impairment of value  . . . . . . . . . . .                        1,455,000
      Loss (gain) on sale of property  . . . . . . . . .         812,000         (772,000)
                                                            ------------     ------------     ------------
                Total operating expenses . . . . . . . .       3,021,000        5,564,000        7,152,000
                                                            ------------     ------------     ------------
 Operating income (loss) . . . . . . . . . . . . . . . .        (219,000)         216,000        2,031,000
                                                            ------------     ------------     ------------
 Other income/(expense):
      Interest income  . . . . . . . . . . . . . . . . .         333,000          645,000          637,000
      Interest expense . . . . . . . . . . . . . . . . .      (1,037,000)      (3,404,000)      (5,364,000)
      Loss on sale of options  . . . . . . . . . . . . .                                          (213,000)
      Reincorporation/merger expenses  . . . . . . . . .        (147,000)        (230,000)        (139,000)
      Property acquisition expenses  . . . . . . . . . .                                           (75,000)
      Loss on lease termination  . . . . . . . . . . . .                         (240,000)
                                                            ------------     ------------     ------------
                Total other expense--net . . . . . . . .        (851,000)      (3,229,000)      (5,154,000)
                                                            ------------     ------------     ------------
 Loss before minority interest . . . . . . . . . . . . .      (1,070,000)      (3,013,000)      (3,123,000)
 Minority interest in joint venture  . . . . . . . . . .        (392,000)        (414,000)        (325,000)
                                                            ------------     ------------     ------------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . .    $ (1,462,000)    $ (3,427,000)    $ (3,448,000)
                                                            ------------     ------------     ------------
                                                            ------------     ------------     ------------

 Basic and diluted loss per share of beneficial interest    $      (0.39)    $      (0.92)    $      (0.93)
                                                            ------------     ------------     ------------
                                                            ------------     ------------     ------------


                   See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                                    ------------

                   CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (GOING-CONCERN BASIS)



                                                  BENEFICIAL INTEREST
                                                -------------------------     ADDITIONAL        ACCUMULATED
                                                  SHARES         AMOUNT      PAID-IN CAPITAL      DEFICIT        NET ASSETS
                                                --------------------------  ----------------   ---------------   -----------
 Balance January 1, 1995 . . . . . . . .         3,706,845   $ 37,068,000   $    11,009,000    $ (33,880,000)
 Net Loss  . . . . . . . . . . . . . . .                                                          (3,448,000)
                                                ----------   ------------   ---------------    -------------
 Balance December 31, 1995 . . . . . . .         3,706,845     37,068,000        11,009,000      (37,328,000)
 Net Loss  . . . . . . . . . . . . . . .                                                          (3,427,000)
                                                ----------   ------------   ---------------    -------------
 Balance December 31, 1996 . . . . . . .         3,706,845     37,068,000        11,009,000      (40,755,000)   $ 7,322,000
 Net Loss  . . . . . . . . . . . . . . .                                                          (1,462,000)    (1,462,000)
                                                ----------   ------------   ---------------    -------------    ------------
 Balance December 31, 1997 (going-
 concern basis)  . . . . . . . . . . . .         3,706,845   $ 37,068,000   $    11,009,000    $ (42,217,000)     5,860,000
                                                ----------   ------------   ---------------    -------------    ------------
                                                ----------   ------------   ---------------    -------------
 Adjustment to liquidation basis . . . .                                                                           (431,000)
                                                                                                                -----------
 Balance December 31, 1997 (liquidation
 basis)  . . . . . . . . . . . . . . . .                                                                        $ 5,429,000
                                                                                                                -----------
                                                                                                                -----------

                   See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                                      -------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (GOING-CONCERN BASIS)

                                                          1997             1996            1995
                                                     -------------    ------------    ------------
Cash Flow from Operating Activities:
  Net loss  . . . . . . . . . . . . . . . . . . . .  $ (1,462,000)    $ (3,427,000)   $ (3,448,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . .     630,000        1,716,000       2,496,000
    Amortization of note receivable discount  . . . .     (18,000)         (15,000)        (64,000)
    Amortization of deferred costs  . . . . . . . . .     115,000          343,000         359,000
    Minority interest in joint venture's operations .     392,000          414,000         325,000
    Provision for doubtful receivables  . . . . . . .      54,000           77,000         103,000
    Loss on sale of options . . . . . . . . . . . . .                                      213,000
    Loss (gain) on sale of property . . . . . . . . .     812,000         (772,000)
    Loss on lease termination . . . . . . . . . . . .                      240,000
    Loss on impairment of value . . . . . . . . . . .                    1,455,000
    Changes in operating assets and liabilities:
      Accounts payable and other liabilities. . . . .  (1,247,000)         117,000      (1,107,000)
      Security deposits . . . . . . . . . . . . . . .     (16,000)          10,000         (60,000)
      Deferred lease commissions. . . . . . . . . . .    (118,000)        (105,000)        (97,000)
      Deferred financing costs. . . . . . . . . . . .                      (25,000)
      Accounts receivable . . . . . . . . . . . . . .     263,000          293,000        (238,000)
      Other assets. . . . . . . . . . . . . . . . . .      (8,000)          43,000        (241,000)
                                                     -------------    ------------    ------------
Net cash provided (used) by operating activities. . .    (603,000)         364,000      (1,759,000)
                                                     -------------    ------------    ------------
Cash Flow from Investing Activities:
  Decrease (Increase) in restricted cash  . . . . .     1,154,000                         (100,000)
  Construction of properties  . . . . . . . . . . .      (718,000)        (347,000)       (107,000)
  Property acquisitions . . . . . . . . . . . . . .      (200,000)
  Collection of notes receivable  . . . . . . . . .       108,000           88,000          78,000
  Additions to notes receivable . . . . . . . . . .       (73,000)          (9,000)         (4,000)
  Proceeds from sale of Lakeshore . . . . . . . . .                                     14,043,000
  Proceeds from sale of Menlo Center  . . . . . . .                      4,845,000
  Proceeds from sale of Monterey Plaza  . . . . . .    10,961,000
  Costs from sale of options  . . . . . . . . . . .                                       (213,000)
                                                     -------------    ------------    ------------
Net cash provided in investing activities . . . .      11,232,000        4,577,000      13,697,000
                                                     -------------    ------------    ------------
  Proceeds from short-term notes  . . . . . . . . .       215,000          910,000         800,000
  Re-payment of mortgage loans  . . . . . . . . . .      (101,000)        (388,000)     (4,691,000)
  Re-payment of short-term notes  . . . . . . . . .    (7,915,000)      (4,400,000)     (5,045,000)
  Re-payment of unsecured note payable  . . . . . .                                     (3,000,000)
  Distributions to joint venture partner  . . . . .      (360,000)        (360,000)       (360,000)
                                                     -------------    ------------    ------------
Net cash used by financing activities . . . . . .      (8,161,000)      (4,238,000)    (12,296,000)
                                                     -------------    ------------    ------------
  Increase (decrease) in cash . . . . . . . . . . .     2,468,000          703,000        (358,000)
    Cash, January 1 . . . . . . . . . . . . . . . .     1,011,000          308,000         666,000
                                                     -------------    ------------    ------------
    Cash, December 31 . . . . . . . . . . . . . . .  $  3,479,000     $  1,011,000    $    308,000
                                                     -------------    ------------    ------------
                                                     -------------    ------------    ------------

NON CASH INVESTING AND FINANCING:

Assumption of mortgage note payable by buyers of Lakeshore Plaza Shopping Center for $15,826,000 in 1995, Menlo Center for $10,730,000 in 1996 and
Monterey Plaza Shopping Center for $18,371,000 in 1997.

Establishment of an impound account for approximately $1,000,000 for a Monterey Plaza Shopping Center tenant during 1996, which was funded by another tenant (see Note 1).

                See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

          ORGANIZATION AND PLAN OF LIQUIDATION

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

     On February 4, 1998, the Trust's shareholders approved a Plan of Dissolution. As a result, the Trust's financial statements as of December 31, 1997 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. Prior to December 31, 1997, the financial statements are presented on a going-concern (historical cost) basis.

     The net adjustment at December 31, 1997, required to convert from the going-concern basis to the liquidation basis of accounting, was a decrease in carrying value of $431,000, which is comprised of the following increases (decreases) in the carrying value of net amounts as of that date:


 Estimated appreciation of commercial
   properties. . . . . . . . . . . . . . . . .               $  3,280,000

 Deferral of estimated appreciation of
   commercial properties . . . . . . . . . . .                 (3,280,000)

 Record estimated liabilities associated with
   carrying out the liquidation. . . . . . . .                    (40,000)

 Write-off of deferred costs . . . . . . . . .                   (391,000)
                                                             ------------
 Adjustment to liquidation basis . . . . . . .               $   (431,000)
                                                             ------------
                                                             ------------

          CONSOLIDATION

     The consolidated financial statements include the Trust and a joint venture ("Kingsco") in which the Trust has a 40% interest. The joint venture is consolidated in the accompanying financial statements as the Trust has control over the joint venture's operations, including all leasing, renovation, sale or refinancing activities. All significant intercompany transactions and balances have been eliminated.

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

          PROPERTIES

     For going-concern basis prior to December 31, 1997, properties are stated at the lower of depreciated cost or estimated net realizable value from the operation and ultimate sale of such properties. Acquisition fees
and interest incurred during construction periods are capitalized.   Property
and improvements acquired by the Trust in connection with its acquisition of a controlling interest in a joint venture are stated at amounts agreed upon among the partners at the date of acquisition which approximated market value at such date. Depreciation is computed by the straight-line method over estimated useful lives, ranging from three to forty years. Properties and the related accumulated depreciation are removed from the accounts at the time of sale. The related gain or loss is included in the statement of operations. The determination of estimated realizable value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

     For liquidation basis as of December 31, 1997, properties are stated at estimated net realizable value. Any related appreciated gain is deferred until realized. At December 31, 1997, the estimated net realizable value of the Kings Court Shopping Center was $11,210,000, the Wanlass Shopping Center was $868,000 and the developable pad in Redding, CA, was $200,000.

          RESTRICTED CASH

     Restricted cash primarily consists of amounts held in an impound account for a Monterey Plaza tenant as a result of the tenant agreeing to waive its exclusive rights to sell certain products in the Plaza. The entire balance of this impound account is payable to such tenant, the timing of which is specified in its amended lease. The impound account was funded by another tenant at the Plaza and the funds were placed in the impound account under the control of the Trust and Prudential Insurance Company of America, the Lender on the First Deed of Trust. Pan Pacific assumed responsibility for the impound account on April 24, 1997 (see note 10).

          DEFERRED LEASE COMMISSIONS

     For going-concern basis, deferred lease commissions are amortized on a straight-line basis over the lives of the related leases, which range from two to forty years. For liquidation basis, deferred costs are written off.

          DEFERRED FINANCING COSTS

     For going-concern basis, deferred financing costs represent loan fees and points paid to obtain certain mortgage financing. These amounts are amortized on a straight-line basis over the lives of the related loans, which range from six to ten years. For liquidation basis, deferred costs are written off.

          OTHER ASSETS

     Other assets are primarily composed of expected reimbursements related to the clean up of a toxic spill at Kings Courts Shopping Center (see Note
14) and rental revenues in excess of amounts currently billed. Certain lease agreements contain provisions for fixed rent increases for future periods and for periods of rent abatement during the earliest portion of such leases. Rental revenue from such leases is recognized on a straight-line basis over the lives of the related leases.

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

          BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share." This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 was effective for the Trust's fourth quarter of 1997, and requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Trust's basic and diluted loss per share amounts are not materially different from the Trust's primary and fully diluted loss per share amounts. Basic and diluted loss per share of beneficial interest, are computed by dividing net loss by the weighted average number of shares outstanding of 3,706,845 in 1997, 1996 and 1995.

          RECLASSIFICATIONS

     Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

2. INVESTMENT ADVISOR, PROPERTY MANAGEMENT AND SHAREHOLDER-SUPPORT SERVICES AGREEMENTS

     The Trust has entered into certain transactions with Collier Investment (the "Advisor"), which is both the investment advisor to the Trust and its real estate broker, Menlo Management Company, manages the Trust's properties, was formerly affiliated with the Advisor. Robert C. Gould, an officer and Trustee of the Trust, is the owner of Menlo Management Company. California Bavarian Company, a privately held California corporation, provides shareholder communication and liaison support services to the Trust on a contractual basis for a monthly service fee. California Bavarian Company is not related to the Trust. However its director, Mark D. Mordell, is an agent of the Trust.

     The amended investment advisory agreement provides that, commencing January 1, 1994, the Trust pays to the Advisor, an annual base advisory fee equal to 0.2% of the average gross invested assets of the Trust (as defined in the advisory agreement). The Advisor also may receive real estate brokerage commissions at negotiated rates in connection with the purchase, sale or refinancing of the Trust's properties. In July 1994, the Advisor offered to reduce the annual base advisory fee by 50% retroactive to January 1, 1994. As of June 1, 1997, the Investment Advisor provides his service at no cost to the Trust. The Investment Advisor also voluntarily waived real estate brokerage commissions in connection with the sale of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, the sale of Menlo Center, which was sold on February 29, 1996, and the sale of Monterey Plaza Shopping Center, which sold on April 25, 1997.

     The investment advisory agreement also provides for a yearly incentive compensation payment to the Advisor equal to the sum of: (1) 10% of net realized capital gains, excluding any depreciation, less accumulated realized capital losses, if any; plus (2) 7.5% of the amount, if any, by which net income, before depreciation but excluding capital gains, exceeded a minimum base yield of 8.6% per annum on average net worth (as defined in the agreement) during the preceding calendar year. Net income for this purpose is after deduction of the regular fee, whether or not such fees were paid. No incentive compensation fees were paid to the Advisor in 1997, 1996 or 1995.

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

     Fees paid or payable to the Advisor and Menlo Management Company in 1997, 1996 and 1995 were as follows:

                                        1997           1996            1995
                                     ----------     ----------     -----------
 ADVISOR
 --------
 Advisory fee  . . . . . . . . .     $  17,000      $   50,000     $   68,000

 MENLO MANAGEMENT COMPANY
 ------------------------
 Property management fees  . . .       106,000         197,000        318,000
 Administrative services . . . .       101,000         150,000        199,000
 Loan fees . . . . . . . . . . .        26,000          81,000        114,000
 Lease commissions . . . . . . .        79,000          82,000         68,000
                                     ---------      ----------     ----------
      Total  . . . . . . . . . .     $ 329,000      $  560,000     $  767,000
                                     ---------      ----------     ----------
                                     ---------      ----------     ----------

3.   NOTES RECEIVABLE.

     Notes receivable consist of the following at December 31, 1997 and December 31, 1996:

                                                 1997                 1996
                                            -------------       --------------
 Mortgage notes  . . . . . . . . . . .      $                   $     6,571,000
 Unsecured loans (principally to
 tenants)  . . . . . . . . . . . . . .            176,000               215,000
 Allowance for doubtful accounts . . .            (28,000)             (507,000)
                                            -------------       --------------
      Total  . . . . . . . . . . . . .      $     148,000       $     6,279,000
                                            -------------       --------------
                                            -------------       --------------

     The mortgage notes outstanding at December 31, 1996 result from sale of two shopping center properties located in Northern California which bear interest from 9% to 9.25% and from other loans (see Note 12). At the time of sale, the two shopping center notes were discounted to yield market interest rates ranging from 9.5% to 13%. The discounts are recognized as interest income over the life of the note. The mortgage notes receivable have been pledged as security for various short-term notes payable (see Note 4). The mortgage notes were purchased by Pan Pacific on April 24, 1997 (see note 10).

     Notes receivable are due as follows:

     1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 23,000
     1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,000
     2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,000
     2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,000
     2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,000
     Thereaft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    130,000
     Less allowance for doubtful
       accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (28,000)
                                                                              --------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $148,000
                                                                              --------
                                                                              --------

4.   SHORT-TERM NOTES.

     All short-term notes at December 31, 1996 were held by private limited partnerships, independent of the Trust, in which Menlo Management Company and/or Collier Investments has a general partnership interest. Interest of $268,000, $790,000 and $1,163,000 was paid on these notes in 1997, 1996 and
1995, respectively. The notes were paid off from the proceeds of the sale of Monterey Plaza.

5.   MORTGAGE LOANS.

     Kings Court Shopping Center is pledged as collateral for a Kingsco mortgage loan which has a variable interest rate. At December 31, 1997 the rate was 10.25%. The loan is payable monthly through June 1999. In connection with the sale of one property in 1990, the Trust was the primary obligor on the underlying non-recourse note payable, totaling $1,542,000, which is secured by a first deed of trust on the property sold. The all-inclusive promissory note receivable from the buyer was received by the Trust at the date of sale. In September 1997 this loan was paid off by Pan Pacific.

     Mortgage loan matures in future years as follows:

                1998  . . . . . . . . . . .     $    36,000
                1999  . . . . . . . . . . .       1,235,000
                                                -----------
                     Total  . . . . . . . .     $ 1,271,000
                                                -----------
                                                -----------

     Total interest paid in 1997, 1996 and 1995 was $1,037,000, $3,404,000 and $5,364,000.

6.   COMMERCIAL PROPERTY OPERATING LEASES.

     Space in the Trust's operating properties is leased to tenants under operating leases. The lease agreements provide for fixed minimum rentals and generally include provisions for reimbursement of a portion of common area maintenance expenses, property taxes, insurance, and percentage rents. Minimum rentals under these leases at December 31, 1997 are as follows:

            1998  . . . . . . . . . . . . .     $  1,361,000
            1999  . . . . . . . . . . . . .        1,476,000
            2000  . . . . . . . . . . . . .        1,468,000
            2001  . . . . . . . . . . . . .        1,375,000
            2002  . . . . . . . . . . . . .        1,037,000
            Thereafter  . . . . . . . . . .        1,691,000
                                                ------------
                 Total  . . . . . . . . . .     $  8,408,000
                                                ------------
                                                ------------

     Rental revenues in 1997, 1996 and 1995 included $220,000, $201,000 and $153,000 of contingent rentals based on individual tenants' sales volumes.

     For the years ending December 31, 1997, 1996 and 1995 rental revenues representing 14% in 1997, 31% in 1996 and 14% in 1995, of total revenues were earned from a single tenant at one of the Trust's properties in 1997, 1996 and 1995.

7.   EL PORTAL SHOPPING CENTER.

     Between 1994 through 1996 El Portal suffered a complete reversal arising from the loss or closure of all of its anchor tenants. The resultant cash drain from the property prompted the Trust to suspend making any further mortgage payments to the Trust Deed Non-Recourse Note Holder, Nationwide Life Insurance Company. The unpaid balance of the mortgage loan was $4,438,000 at December 31, 1996. The lender accordingly took the step of placing the property in receivership as a part of its process to obtain fee title to the property. This step was also prompted by the discovery in 1995 of a toxic spill emanating from a former dry cleaner tenant, which probably occurred prior to the Trust's acquisition of the property. The property was officially confirmed into permanent receivership in January 1997, and the foreclosure process was completed in October 1997, and as a result the remaining indebtedness was extinguished. There is no residual equity in the El Portal Shopping Center and, during 1996, the Trust wrote down the carrying value by $987,000 (see Note 11).

8.   SALE OF LAKESHORE PLAZA.

     The Trust sold the Lakeshore Plaza Shopping Center on March 13, 1995 for a sales price of $31,292,000. The proceeds of this sale, after provision for assumption of the existing First Deed of Trust financing ($15,826,000 at March 13, 1995), repayment of second mortgage ($4,000,000), closing costs, escrow holdbacks for supplemental property taxes, vacant spaces and pending tenant improvement allowances, legal fees, transfer taxes and miscellaneous selling expenses, were all used to pay down other short-term notes ($5,045,000) and an unsecured note payable including interest payable ($3,467,000).

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

10.  SALE OF MONTEREY PLAZA.

     The Trust sold Monterey Plaza Shopping Center for $24,957,000 and the Trust's five notes receivable for $4,606,000 to Pan Pacific Development (U.S.) Inc. ("Pan Pacific") on April 25, 1997. After assumption of the existing loan balance of approximately $18,371,000, the net cash proceeds to the Trust were $11,192,000 less closing costs from the transaction and repayment of short term debt. As part of this transaction, Pan Pacific has become a co-obligor on the Promissory Note secured by a First Deed of Trust on the leasehold estate at Mt. Shasta Shopping Center. In September 1997, Pan Pacific paid the note in full and the Deed of Trust has been reconveyed. As a result, the Trust has no further obligation regarding this loan. In connection with the sale of Monterey Plaza Shopping Center, a loss of $812,000 was recorded. The Trust retains a residual liability in respect of anticipated costs of roofing repair to the WalMart Store at Monterey Plaza Shopping Center. The residual liability is approximately $45,000 and represents roof and skylight repairs and upgrades. At December 31, 1997, Other Liabilities in the accompanying consolidated financial statements include $45,000 for such costs. In addition, as part of this transaction, Pan Pacific assumed responsibility for an impound account totaling approximately $975,000 which was previously shown in restricted cash and accounts payable and other liabilities.

11.  LOSS ON IMPAIRMENT OF VALUE.

     In 1996, loss on impairment of value is comprised of the following components. First, El Portal Shopping Center's carrying value was reduced by $987,000 to $4,438,000 after depreciation (see Note 7). Second, the Trust's interest in the Westwood Village Note was written down by $468,000 to $600,000 (see Note 3).

12.  PROPERTY PURCHASE OPTIONS.

     The Trust entered into a purchase and sale agreement in 1993 (the "1993 Agreement") and three additional purchase and sale agreements in 1994 (the "1994 Agreements") to purchase a total of four shopping centers.

     In 1994, the Trust assigned its interest in the 1993 Agreement and the 1994 Agreements to another real estate investment trust for the sum of $2,361,000, adjusted for certain closing costs and prorations. The Trust also guaranteed the payment of certain rentals at the properties to the buyer for a 24-month period.

     During 1994, the Trust recorded a gain of $994,000 net of a rent guarantee reserve accrual of $390,000, as the result of the above transaction. In 1995, the Trust increased the reserve by an additional $213,000.

     In connection with the above transactions, on June 7, 1994, (i) Scotts Valley Plaza, a California limited partnership ("Scott"), granted to the Trust a one-year option to acquire the shopping center commonly known as Scotts Village Plaza and (ii) Scotts Village Phase II, a California limited partnership ("Scotts II"), granted a one-year option to the Trust to purchase Scotts Valley Square, both of which are located in Scotts Valley, California. Concurrently with the grant of these options and in connection with the transactions contemplated by that certain Assignment and Agreement dated May 9, 1994 and amended May 25, 1994, executed by and between Pacific Real Estate Investment Trust and Western Investment Real Estate Trust, the Trust made a loan to Malcolm R. Riley, one of the principals in Scotts and Scotts II, in the amount of $750,000. The loan bears interest at 9% per annum, payable monthly, and the principal is due and payable in 6 years. Simultaneously, the Trust made a loan to Russell R. Pratt, in the amount of $500,000. That loan bears interest at 8% per annum, payable monthly, and the principal is due and payable in 6 years. Each of these loans is secured by the borrower's partnership interest in Scotts and Scotts II respectively. The Trust also made a loan in the amount of $75,000 to Scotts, which bears interest at 8.6% per annum (payable monthly), is due in 6 years and is secured by a second deed of trust on Scotts Village Plaza. These notes were sold to Pan Pacific on April 25, 1997.

13.  REINCORPORATION/MERGER TRANSACTIONS.

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

14.  COMMITMENTS AND CONTINGENCIES.

     The Trust is obligated on three land leases. The first lease extends through 2012 and requires minimum annual payments of $26,000, plus 8% of the property's rental revenue in excess of $325,000. The second lease extends through 2024 and requires minimum annual payments of $40,000, plus 12% of the property's annual rental revenue in excess of $333,000. The third lease extends through 2045 and contains a dual option for the Trust to acquire fee title and for the ground lessor to "put" the property to the Trust. The option for the Trust to acquire commences upon the death of one of the ground lessors and lasts for five years from said date. The option for the ground lessors to "put" the property to the Trust begins March 1, 1998 and survives through the term of the ground lease. The Trust does not anticipate any material gain or loss to result from the "put" provision and accordingly no asset or liability has been recorded in the consolidated statement of net assets as of December 31, 1997. The annual rent is $163,000 with annual increases of 4%. The purchase price under the options is the minimum ground rent capitalized at a 10% yield. Land lease expense totaled $238,000 in 1997, $381,000 in 1996, and $400,000 in 1995.

     In 1996, the Trust agreed to purchase a parcel of land it formerly leased, consisting of 5,000 square feet and located at the periphery of Westwood Village Shopping Center in Redding, CA. The Limited Partnership which owns the land agreed to sell the parcel to the Trust in exchange for a payment equal to the current estimated value of the land at $200,000 plus a lease termination fee of $240,000, based on the Trust's residual rental commitment, discounted to present value. The land acquisition and the lease termination fee were accrued in 1996 and paid in 1997.

     In 1994, the Kingsco partnership initiated an environmental audit of the Kings Court Shopping Center property. The Phase One and Phase Two stages of the environmental audit identified certain dry cleaning solvents which had contaminated the ground water beneath the shopping center. Currently, a Phase III plan of remediation has been prepared with a proposed plan of action for clean-up of the contamination expected to be completed in approximately two years or longer. The cost to Kingsco for the clean-up is estimated to be $1,195,000 of which $1,015,000 has been expended through 1997. Reimbursements received from the insurance company total $654,000.
The Trust was not a partner of Kingsco at the time the contamination occurred, and for payment of the clean-up costs it intends to look to the seller of the Trust's 40% interest in Kingsco, Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco and the
entity that caused the contamination.   The Trust believes that the
representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean-up costs to the extent such costs are not reimbursed by the insurance carriers. The interim plan of remediation has been approved by the Regional Water Quality Control Board and remediation has commenced. Accordingly, $180,000 and $542,000 is reflected in the accompanying consolidated balance sheet at December 31, 1997 as Other Liabilities and Other Assets respectively, for expected future costs and reimbursements.

     In another, unrelated, environmental audit of the gasoline service station pad ("Exxon Pad") at Kings Court Shopping Center, the Phase One and Phase Two work identified gasoline and possibly other service station by-products in the soil underneath the station and its pumps. Exxon Corporation has assumed financial and legal responsibility for the hazardous materials and remediation of the Exxon Pad. The environmental firm responsible for maintaining and analyzing the data from various monitoring wells on the Pad continues to report to the Trust and governmental authorities on a quarterly basis. Remediation efforts have commenced and include both vapor extraction and "pump and treat" activities, depending upon the location of the materials in the soil and water.

     The Trust has also become aware of a spill from a former dry cleaning establishment at El Portal Shopping Center. This spill probably occurred prior to the Trust's ownership of the property. The property was foreclosed by Nationwide Life Insurance Company in 1997, which now holds fee title to the center. The Trust still retains liability for toxic pollution as a potentially responsible party. The Contra Costa County Regional Water Quality Control Board has approved a clean-up remediation plan proposed by the Trust. The cost of clean-up and timetable have not yet been finalized, however, based on current knowledge, the cost is not expected to exceed $100,000. At December 31, 1997, Other Liabilities in the accompanying consolidated financial statements include $100,000 for such costs.

     The Trust ground leases a parcel of land, in San Pablo, California (the Wanlass property) which has been contaminated with a gasoline spill from an adjacent property. The source of contamination has been identified and Atlantic-Richfield Company, Inc. ("ARCO") has issued a letter of indemnification for the Trust's benefit respecting all financial and legal liability arising from this contamination.

     At Monterey Plaza Shopping Center, which the Trust sold in April 1997, the Phase One Environmental Assessment Report identified the possibility of oil and grease contamination in the soil as well as possible residues of pesticides, herbicides and insecticides due to prior agricultural use of the property. The property was originally acquired by the Trust from the State of California. The Trust believes that the State of California would be liable for any such contamination under the controlling statutes. These possible hazardous waste contaminations are not considered to be of material significance to the Trust.

     Compliance with federal, state and local laws and regulations relating to the protection of the environment could have a significant impact on the financial position of the Trust. However, other than disclosed herein, the Trustees are not currently aware of any environmental conditions at its properties that would have a material adverse effect on the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Mr. Wilcox Patterson, age 57, was elected a Trustee in 1980, and President of the Trust in May 1985. Mr. Patterson is a director of Grove Farm Company, Inc., a sugar plantation and real estate development corporation located on Kauai in the Hawaiian Islands. He is also an independent real estate manager and investor. Mr. Patterson served as Regional Vice President of Northern California Savings and Loan Association between April 1979 and September 1980. Prior to that appointment, he served as a Vice President and Manager of the Menlo Park branch of Northern California Savings and Loan Association. In these capacities, he gained considerable experience in real estate financing.

     Mr. John H. Hoefer, age 82, was elected a Trustee in 1982 and Vice President in June 1988. Mr. Hoefer is a Rear Admiral, United States Naval Reserve. He was founder of Hoefer, Dieterich and Brown, Inc., an advertising agency in San Francisco, and was its Chairman at the time of its merger with Chiat/Day, Inc. in 1979. He was also a Chairman of Chiat/Day, Inc. (San Francisco).

     Mr. Harry E. Kellogg, age 74, has served as a Trustee and Treasurer of the Trust since the date of its inception and was an initial investor. Mr. Kellogg was elected Executive Vice President of the Trust on December 5, 1978 and was President from February 1980 to May 1985. Mr. Kellogg has served as Trustee of the Seattle Retail Clerks Union Pension Fund, the GEMCO Retail Clerks Union Pension Trust Fund and is the former Vice President--Finance and Secretary of Leslie Salt Co., a salt production company, with extensive real estate holdings in the San Francisco Bay Area. At Leslie Salt Co., from which he retired in 1979, Mr. Kellogg was responsible for the financial, administrative and tax matters of the company.

     Mr. William S. Royce, age 79, has been an investor in the Trust since 1964 and was elected a Trustee in 1980 and Secretary on June 15, 1988. Mr Royce is an independent management consultant specializing in business planning and regional economic development. He retired in 1984 from SRI International (Stanford Research Institute). Mr. Royce also is a director of Diablo Research Corporation and Treasurer of the Silicon Valley Economic Roundtable.

     Mr. Robert C. Gould, age 53, was elected a Trustee and appointed Vice President in June 1989 and has previously served as a Vice President and Secretary of the Trust from 1985 through 1988. Mr. Gould is President and a director of Menlo Management Company of which he is the sole owner. Prior to his employment with Menlo Management, he was a real estate manager with a subsidiary of the Royal Dutch/Shell Group of Companies. He is a licensed California real estate broker.

     The Trust has an Audit Committee, which makes recommendations concerning the engagement of independent public accountants, reviews the plans and results of the audit engagement and reviews the adequacy of the Trust's internal accounting controls, and a Compensation Committee. The members of both the Audit Committee and the Compensation Committee are Mr. Hoefer and Mr. Royce.

ITEM 11.  EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1997, there were no officers and/or Trustees whose aggregate direct remuneration exceeded $100,000. With respect to the President of the Trust, aggregate direct remuneration, consisting of fees for services performed as a Trustee, paid during the last three fiscal years was as follows:

                Name and                       Aggregate Direct
                Principal Position     Year    Remuneration
                ------------------------------------------------
                Wilcox Patterson,      1997    $  6,750
                President
                                       1996    $ 16,200

                                       1995    $ 16,600

     During fiscal 1997, aggregate direct remuneration paid to all Trustees and officers as a group (five persons) was $15,050 of which $10,300 consisted of fees for services performed as Trustees. Trustees are paid a monthly fee of $200 for their services and a fee of $200 per Trustee meeting attended. Committee members receive $100 per committee meeting attended. In June 1997, the Board of Trustees voted to discontinue all salaries and fees to the Officers and Trustees.

     None of the Trustees or executive officers of the Trust has failed to file, on a timely basis, reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as to each of the Trustees the number of Trust Shares owned, directly or indirectly, by him on December 31, 1997. No person is known by the Trust to be the beneficial owner of more than five percent of the Trust's outstanding Trust Shares. Each person identified in the table has sole voting and investment power with respect to all Trust Shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise indicated, the address of each person listed below is 1010 El Camino Real, Suite 210, Menlo Park, California 94025.

                                         Number of Shares   Percent of
           Name                         Beneficially Owned   Class(1)
           ------------------------------------------------------------
           John H. Hoefer (2)(3)            68,003              1.835%
           Harry E. Kellogg (4)              7,293               .197%
           Wilcox Patterson (5)             27,900               .753%
           William S. Royce (2)(3)(4)        2,708               .073%
           Robert C. Gould                   1,471               .040%

----------------
(1) Based on 3,706,845 Trust Shares outstanding as of December 31, 1997, and exercisable warrants to purchase 108,848.5 Trust Shares held by certain shareholders as of December 31, 1997. These warrants expired December 31, 1996.

(2)  Member of Audit Committee.

(3)  Member of Compensation Committee.

(4)  Voting and investment power are shared.

(5) Includes 21,584 Trust Shares owned by members of Mr. Patterson's family as to which Mr. Patterson disclaims any beneficial ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INCENTIVE COMPENSATION PLAN

     For 1990 and thereafter, the Trustees have approved an incentive compensation plan for Robert C. Gould, Trustee and Vice President of the Trust. For 1997, 1996 and 1995, the incentive compensation program resulted in no bonus payment to Mr. Gould.

INVESTMENT ADVISOR, PROPERTY MANAGEMENT AGREEMENTS AND SALES SUPPORT SERVICES AGREEMENT

     Collier Investment acts as both investment advisor and real estate broker for the Trust. Menlo Management manages the Trust's properties. Until its dissolution in 1995, Presco provided support and capital fund raising services and acted as a crossing agent for shareholders wishing to purchase existing Trust shares. Collier Investment is a proprietorship of Russell Collier. Menlo Management Company is owned by Robert C. Gould, who is a Trustee and Vice President of the Trust. See Note 2 of Notes to Consolidated Financial Statements for a description of the compensation paid to Collier Investment and Menlo Management during the fiscal year ended December 31, 1997. Beginning on January 1, 1994, a revised investment advisory agreement became effective, which provides for a base advisory fee to Collier Investment of 1/5 of 1% of gross Trust assets. In July 1994, at Mr. Collier's request this fee was reduced by 50% to 1/10 of 1% of gross Trust assets retroactive to January 1, 1994. As of June 1997, Mr. Collier receives no compensation for his service. Mr. Collier also voluntarily waived his right to receive any real estate brokerage commissions as a result of the sales of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, Menlo Center, which was sold on February 29, 1996, and Monterey Plaza Shopping Center, which was sold April 25, 1997.

LOANS FROM AFFILIATES OF MENLO MANAGEMENT COMPANY

     Due to the shortage or unavailability of equity financing, the Trust obtained short-term financing at competitive rates to provide working capital and to complete the development of its Lakeshore Plaza Shopping Center through a group of private limited partnerships. At December 31, 1997, there was no outstanding balance. Interest of $268,000, $790,000 and $1,163,000 was paid on these notes in 1997, 1996 and 1995, respectively.

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

(b)  REPORTS ON FORM 8-K.   Report on Form 8-K was filed by the Trust on January
     24, 1997, April 1, 1997, July 9, 1997 and February 4, 1998.

(c)  EXHIBITS:

       TABLE REFERENCE  EXHIBIT               LOCATION
       ------------------------------------------------------------------
       3 and 4          Declaration of        Incorporated by reference
                        Trust and Amendments  from Form 10 and Form 8-K
                                              of May 4, 1982

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

                                   PACIFIC REAL ESTATE INVESTMENT TRUST
                                             Registrant

                                   BY:       WILCOX PATTERSON
                                         -------------------------------------
                                             WILCOX PATTERSON, PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER)

                                   BY:       HARRY E KELLOGG
                                         -------------------------------------
                                             HARRY E. KELLOGG, TREASURER
                                             (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)

Date:  March 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURES                                DATE
                  ----------                                -----

              WILCOX PATTERSON
   ----------------------------------------------       March 12, 1998
      WILCOX PATTERSON, PRESIDENT AND TRUSTEE


                HARRY E KELLOGG
  ----------------------------------------------       March 12, 1998
      HARRY E KELLOGG, TREASURER AND TRUSTEE


                ROBERT C. GOULD
  ----------------------------------------------       March 12, 1998
             ROBERT C. GOULD, TRUSTEE


                WILLIAM S. ROYCE
  ----------------------------------------------       March 12, 1998
             WILLIAM S. ROYCE, TRUSTEE


                 JOHN H. HOEFER
  ----------------------------------------------       March 12, 1998
             JOHN H. HOEFER, TRUSTEE