Form 10-Q
period 1998-03-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1998-05-13
CIK 230437

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                            FOR THE QUARTER MARCH 31, 1998



                            Commission File Number 0-8725


                         PACIFIC REAL ESTATE INVESTMENT TRUST
                                  A CALIFORNIA TRUST



                    I.R.S. Employer Identification No. 94-1572930

                            1010 El Camino Real, Suite 210
                                 Menlo Park, CA 94025
                              Telephone:  (650) 327-7147




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   /X/                      No    / /

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

                                                          THREE        THREE
                                                          MONTHS       MONTHS
                                                          ENDED        ENDED
                                                        MARCH 31,    MARCH 31,
                                                           1998         1997
                                                       (LIQUIDATION   (GOING-
                                                           BASIS)     CONCERN
                                                                       BASIS)


 Rental revenues . . . . . . . . . . . . . . . . . . . $  406,000  $ 1,130,000
                                                       ----------  -----------
 Operating expenses (including related party amounts
 of $76,000 and $110,000 in 1998 and 1997
 respectively):
      Operating  . . . . . . . . . . . . . . . . .        187,000      313,000
      Property tax . . . . . . . . . . . . . . . .         23,000      105,000
      General and administrative . . . . . . . . .         95,000      110,000
      Depreciation and amortization  . . . . . . .                     296,000
      Property management fees . . . . . . . . . .         15,000       42,000
      Loss on sale of property . . . . . . . . . .                     770,000
                                                       ----------  -----------
                Total operating expenses . . . . .        320,000    1,636,000
                                                       ----------  -----------
 Operating income (loss) . . . . . . . . . . . . .         86,000     (506,000)
                                                       ----------  -----------
 Other income/(expense):
      Interest income  . . . . . . . . . . . . . .         23,000      164,000
      Interest expense . . . . . . . . . . . . . .        (32,000)    (724,000)
      Reincorporation/merger expenses  . . . . . .                     (98,000)
                                                       ----------  -----------
           Total other income/(expense)  . . . . .         (9,000)    (658,000)
                                                       ----------  -----------
 Net income (loss) before minority interest  . . .         77,000   (1,164,000)
                                                       ----------  -----------
 Minority interest in joint venture  . . . . . . .       (141,000)     (79,000)
                                                       ----------  -----------
 Net loss  . . . . . . . . . . . . . . . . . . . .     $  (64,000) $(1,243,000)
                                                       ----------  -----------
                                                       ----------  -----------
 Basic and diluted loss per share of beneficial
 interest  . . . . . . . . . . . . . . . . . . . .     $    (0.02) $     (0.34)
                                                       ----------  -----------
                                                       ----------  -----------


                   See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST
                        CONSOLIDATED STATEMENTS OF NET ASSETS
                                (LIQUIDATION BASIS)
                                    (UNAUDITED)




                                      ASSETS

                                                 MAR 31, 1998     DEC 31, 1997
                                                 -----------      -----------
 Investment in commercial properties:
      Land . . . . . . . . . . . . . . . . .     $   240,000      $   200,000
      Buildings and improvements . . . . . .      10,406,000       11,210,000
      Deferral of estimated appreciation
       on commercial properties  . . . . . .      (3,014,000)      (3,280,000)
                                                 -----------      -----------
      Commercial properties - net  . . . . .       7,632,000        8,130,000
 Property in development                             980,000          868,000
 Notes receivable (net of allowance of
  $20,000 in 1998 and $495,000 in 1997)  . .         143,000          148,000
 Cash  . . . . . . . . . . . . . . . . . . .       3,048,000        3,479,000
 Accounts receivable (net of allowance of
  $43,000 in 1998 and $67,000 in 1997  . . .          30,000           75,000
 Other assets  . . . . . . . . . . . . . . .         710,000          685,000
                                                 -----------      -----------
                Total  . . . . . . . . . . .     $12,543,000      $13,385,000
                                                 -----------      -----------

                                   LIABILITIES

 Liabilities:
      Mortgage loans . . . . . . . . . . . .     $ 1,262,000      $ 1,271,000
      Security deposits  . . . . . . . . . .          51,000           52,000
      Accounts payable and other liabilities         339,000          630,000
      Reserve for estimated costs during the
       period of liquidation   . . . . . . .          40,000           40,000
                                                 -----------      -----------
                Total liabilities  . . . . .       1,692,000        1,993,000
                                                 -----------      -----------
 Minority interest in joint venture  . . . .       5,486,000        5,963,000
                                                 -----------      -----------
 Net assets  . . . . . . . . . . . . . . . .       5,365,000        5,429,000
                                                 -----------      -----------
                                                 -----------      -----------

                   See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                         For the three months ended March 31,

                                                    1998             1997
                                                ------------     -------------
                                                (liquidation    (going-concern
                                                    basis)          basis)
 Cash Flow from Operating Activities:
      Net loss . . . . . . . . . . . . . .      $    (64,000)    $  (1,243,000)
      Adjustments to reconcile net loss to
      net cash provided (used) by
           operating activities:
           Depreciation  . . . . . . . . .                             252,000
           Amortization of note receivable
           discount  . . . . . . . . . . .                              (6,000)
           Amortization of deferred cost .                              44,000
           Minority interest in joint
           venture's operations  . . . . .           141,000            79,000
           Provision for doubtful
           receivables . . . . . . . . . .                              63,000
           Loss on sale of property  . . .                             770,000
      Changes in operating assets and
      liabilities:
           Accounts payable and other
           liabilities . . . . . . . . . .          (291,000)         (416,000)
           Security deposits . . . . . . .            (1,000)          (11,000)
           Accounts receivable . . . . . .            45,000           226,000
           Other assets  . . . . . . . . .           (25,000)           19,000
                                                ------------     -------------
 Net cash used by operating activities . .          (195,000)         (241,000)
                                                ------------     -------------
 Cash Flow from Investing Activities:
           Decrease in restricted cash . .                             131,000
           Construction of properties  . .          (112,000)           (1,000)
           Collection of notes receivable              5,000            13,000
                                                ------------     -------------
 Net cash provided (used) in investing
 activities  . . . . . . . . . . . . . . .          (107,000)          143,000
                                                ------------     -------------
 Cash Flow from Financing Activities:
           Proceeds from short-term notes                              140,000
           Re-payment of mortgage loans  .            (9,000)          (74,000)
           Distributions to joint venture
           partner . . . . . . . . . . . .          (120,000)         (120,000)
                                                ------------     -------------
 Net cash used by financing activities . .          (129,000)          (54,000)
                                                ------------     -------------
      Decrease in cash . . . . . . . . . .          (431,000)         (152,000)
           Cash, January 1 . . . . . . . .         3,479,000         1,011,000
                                                ------------     -------------
           Cash, March 31  . . . . . . . .      $  3,048,000     $     859,000
                                                ------------     -------------
                                                ------------     -------------


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

Plan of Liquidation

     On February 4, 1998, the Trust's shareholders approved a Plan of Dissolution. As a result, the Trust's financial statements as of December 31, 1997 and thereafter have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

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

Sale of Kings Court Shopping Center

     In 1997, the Trust entered into a letter of intent to sell its 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the Kings Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the ground lessors of the Kings Court Shopping Center. During April 1998, the estimated net sales price of Kings Court Shopping Center was decreased by $850,000. This decrease is reflected in a reduction in the estimated appreciation of commercial properties and a reduction of the deferral of estimated appreciation of commercial properties at March 31, 1998.

Reclassifications

     Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

Related Party Transactions

     Fees paid or payable to the Advisor and Menlo Management Company for three months ended March 31, 1998 and 1997 were as follows:

                                       1998               1997
                                  -------------      --------------
 ADVISOR
 Advisory fee - .1% of
 Assets  . . . . . . . . . . .    $                  $       11,000

 MENLO MANAGEMENT COMPANY
 Property management fees  . .           15,000              42,000
 Administrative services . . .           17,000              38,000
 Lease commissions . . . . . .           44,000
 Loan fee  . . . . . . . . . .                               19,000
                                  -------------      --------------
      Total  . . . . . . . . .    $      76,000      $      110,000
                                  -------------      --------------
                                  -------------      --------------

Basic and Diluted Loss Per Share of Beneficial Interest

     Basic and diluted loss income per share of beneficial interest is computed by dividing net loss by the weighted average number of shares outstanding for the three months ended March 31, 1998 and 1997 were as follows:

                                                          1998          1997
                                                          ----          ----
     Weighted average number of shares outstanding     3,706,845      3,706,845

                        PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

     (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $195,000 for the three months ended March 31, 1998 as compared to cash flow used by operating activities of $241,000 for the three months ended March 31, 1997. The net change is primarily due to the timing differences in the receipt of rents and payments of trade payables and change in expense levels resulting from property dispositions.

Cash flow used by investing activities was $107,000 for the three months ended March 31, 1998 compared to cash flow provided by investing activities was $143,000 for the three months ended March 31, 1997. The net change was primarily the result of a decrease in restricted cash and an increase in construction costs at one property.

Cash flow used by financing activities was $129,000 for the three months ended March 31, 1998 as compared to $54,000 for the three months ended March 31, 1997. The increase in 1998 is primarily due to no proceeds from short-term notes payable.

The Trust has a letter of intent to sell its 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the Kings Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the ground lessors of Kings Court Shopping Center. During April 1998, the estimated sale price of Kings Court Shopping Center was decreased by $850,000. This decrease is reflected in a reduction of the estimated appreciation of commercial properties and a reduction of the deferral of estimated appreciation of commercial properties at March 31, 1998.

In connection with the completion of the development of the Wanlass Shopping Center, there are two factors which could adversely affect the net realizable value of the property. First, the purchase price of the fee estate could increase above the current negotiated limit. Second, the necessary site plan approvals could be withheld by the City of San Pablo, thereby reducing the amount of leasable area and rent revenues for the overall project. The ultimate outcome of these factors and the impact, if any, on the net realizable value is not yet determinable. Accordingly, no adjustment for these uncertainties has been recorded in the accompanying financial statements.

     (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1998 VS. 1997:

Net loss for the three months ended March 31, 1998 was $64,000 as compared to a net loss of $1,243,000 for the three months ended March 31, 1997, a decrease in the loss of $1,179,000.

During the first three months rental revenues decreased from $1,130,000 in 1997 to $406,000 in 1998, a decrease of $724,000 or 64%. This decrease resulted from the sale of Monterey Plaza Shopping Center in April 1997 and the vacancies at Kings Court Shopping Center in anticipation of the construction of a new Longs Drugs Store in 1998.

Operating expenses decreased from $313,000 in 1997 to $187,000 in 1998, a decrease of $126,000 or 40%. Property taxes decreased from $105,000 in 1997 to $23,000 in 1998, a decrease of $82,000, or 78%. Property management fees decreased from $42,000 in 1997 to $15,000 in 1998, a decrease of $27,000, or 64%. Each of these decreases resulted primarily from the sale of Monterey Plaza Shopping Center in April 1997.

Depreciation and amortization decreased from $296,000 in 1997 to $0 in 1998, a decrease of $296,000, or 100%, resulting from the change to liquidation basis of accounting.

General and administrative expense decreased from $110,000 in 1997 to $95,000 in 1998, a decrease of $15,000 or 14% due to cost saving measures.

Loss on the sale of property of $770,000 as of March 31, 1997, represents the loss on Monterey Plaza Shopping Center and the Trust's five notes receivable.

Interest income decreased by $141,000, or 86%, from $164,000 in 1997 to $23,000 in 1998, as a result of the sale of the Trust's five notes receivable in April 1997.

Interest expense decreased by $692,000, or 96%, from $724,000 in 1997 to $32,000 in 1998, due to the assumption of mortgage debt by the buyer of Monterey Plaza Shopping Center and the pay-down of short-term debt in 1997.

In connection with a potential merger, the Trust incurred expenses of $98,000 during the quarter ended March 31, 1997.

     ITEM 6 (b) - Report on Form 8K was filed on February 4, 1998.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                   PACIFIC REAL ESTATE INVESTMENT TRUST





Date:  5/12/95                     By:    /s/ Robert Ch. Gould
      ---------------                  ---------------------------------
                                             Robert Ch. Gould
                                              VICE PRESIDENT





Date:  5/12/95                      By:   /s/ Harry E. Kellogg
      ---------------                  ---------------------------------
                                             Harry E. Kellogg
                                                 TREASURER