Form 10-Q
period 1998-06-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1998-08-06
CIK 230437

             ----------------------------------------------------------------
             ----------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                         FOR THE QUARTER ENDED JUNE 30, 1998



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

                           $10 Par Value, 3,706,845 shares

             ----------------------------------------------------------------
             ----------------------------------------------------------------

                         PACIFIC REAL ESTATE INVESTMENT TRUST
                            PART I - FINANCIAL INFORMATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



  ITEM I - FINANCIAL STATEMENTS                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                ------------------                     ----------------
                                                          JUNE 30, 1998    JUNE 30, 1997         JUNE 30, 1998    JUNE 30, 1997
                                                          -------------    -------------         -------------    -------------
                                                          (LIQUIDATION     (GOING-CONCERN        (LIQUIDATION    (GOING-CONCERN
                                                             BASIS)           BASIS)                BASIS)          BASIS)



 Rental revenues . . . . . . . . . . . . . . . . . . . .      $   465,000     $    704,000         $   871,000    $   1,834,000
 Operating expenses (including related party amounts of      -------------    --------------       -------------  ---------------
 $32,000 for the three months ended June 30, 1998,
 $66,000 for the three months ended June 30, 1997,
 $108,000 for the six months ended June 30, 1998 and
 $177,000 for the six months ended June 30, 1997)
      Operating . . . . . . . . . . . . . . . . . . . .           143,000          200,000             330,000            513,000
      Property tax. . . . . . . . . . . . . . . . . . .            23,000           57,000              46,000            162,000
      General and administrative . . . . . . . . . .  .            78,000           98,000             173,000            208,000
      Depreciation and amortization . . . . . . . . . .                            179,000                                475,000
      Property management fees. . . . . . . . . . . . .            16,000           30,000              31,000             72,000
      Loss (gain) on property sale . . . . . . . . .  .           (36,000)          (3,000)            (36,000)           767,000
                                                              -------------    --------------       -------------    -------------
                Total operating expenses . . . . . .  .           224,000          561,000             544,000          2,197,000
                                                              -------------    --------------        -------------   -------------
 Operating income (loss) . . . . . . . . .  . . . . . .           241,000          143,000             327,000           (363,000)
                                                              -------------    --------------        -------------   -------------
 Other income/(expense):
      Interest income . . . . . . . . . . . . . . . . .            24,000           88,000              47,000            252,000
      Interest expense . . . . . . . . . . . . . . .  .           (33,000)        (246,000)            (65,000)          (970,000)
      Reincorporation/merger expenses . . . . . . . . .                            (49,000)                              (147,000)
                                                              -------------    --------------        -------------   -------------
           Total other income/(expense) . . . . . . . .            (9,000)        (207,000)            (18,000)          (865,000)
                                                              -------------    --------------        -------------   -------------
 Net income (loss) before minority interest . . . . . .           232,000          (64,000)            309,000         (1,228,000)
                                                              -------------    --------------        -------------   -------------

 Minority interest in joint venture . . . . . . . . . .          (172,000)        (105,000)           (313,000)          (184,000)
                                                              -------------    --------------        -------------   ---------------
 Net income (loss) . . . . . . . . . . . . . . . . .  .       $    60,000      $  (169,000)          $  (4,000)      $ (1,412,000)
                                                              -------------    --------------        -------------   ---------------
                                                              -------------    --------------        -------------   ---------------
 Basic and diluted income (loss) per share of
  beneficial interest. . . . . . . . . . . . .  . .  .        $      0.02     $      (0.05)        $     (0.00)   $         (0.38)
                                                              -------------    --------------        -------------   ---------------
                                                              -------------    --------------        -------------   ---------------

                   See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST
                        CONSOLIDATED STATEMENTS OF NET ASSETS
                                (LIQUIDATION BASIS)

                                    (UNAUDITED)



                                                                   ASSETS


                                                                                      JUNE 30,1998                DEC 31, 1997
                                                                                    ---------------            ----------------

Investment in operating commercial properties:
  Land . . . . . . . . . . . . . . . . . . . .  .  .  . . . . . . . . . . . .        $     200,000               $     200,000
  Buildings and improvements . . . . . . . . .  .  .  . . . . . . . . . . . .           10,403,000                  11,210,000
  Deferral of estimated appreciation on commercial
  properties . . . . . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .           (3,077,000)                 (3,280,000)
                                                                                    ---------------              ---------------
  Commercial properties - net. . . . . . . . .  .  .  . . . . . . . . . . . .            7,526,000                   8,130,000
Property in development. . . . . . . . . . . .  .  .  . . . . . . . . . . . .            1,331,000                     868,000
Notes receivable (net of allowance of $20,000 in 1998
and $28,000 in 1997) . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .              139,000                     148,000
Cash . . . . . . . . . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .            2,861,000                   3,479,000
Accounts receivable (net of allowance of $43,000 in 1998
and $42,000 in 1997) . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .               23,000                      75,000
Other assets . . . . . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .              547,000                     685,000
                                                                                    ---------------              --------------
         Total . . . . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .        $  12,427,000               $  13,385,000
                                                                                    ---------------              --------------
                                                                                    ---------------              --------------

                                                                   LIABILITIES

Liabilities:
  Mortgage loans . . . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .        $   1,253,000               $   1,271,000
  Security deposits. . . . . . . . . . . . .  .  .  . . . . . . . . . . . . .               54,000                      52,000
  Accounts payable and other liabilities . .  .  .  . . . . . . . . . . . . .              165,000                     630,000
  Reserve for estimated costs during the period of
  liquidation . . . . . . . . . . . . . .  .  .  .  . . . . . . . . . . . . .               40,000                      40,000
                                                                                    ---------------              --------------
     Total liabilities. . . . . . . . . .  .  .  .  . . . . . . . . . . . . .            1,512,000                   1,993,000
                                                                                    ---------------              --------------

Minority interest in joint venture. . . .  .  .  .  . . . . . . . . . . . . .            5,490,000                   5,963,000
                                                                                    ---------------              --------------

Net assets. . . . . . . . . . . . . . . .  .  .  .  . . . . . . . . . . . . .        $   5,425,000               $   5,429,000
                                                                                    ---------------              --------------
                                                                                    ---------------              --------------

                              See notes to consolidated financial statements.

                                           PACIFIC REAL ESTATE INVESTMENT TRUST
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                         1998                          1997
                                                                                    ---------------              ----------------
                                                                                     (liquidation                 (going-concern
                                                                                         basis)                         basis)

Cash Flow from Operating Activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $       (4,000)              $   (1,412,000)

  Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                407,000
     Amortization of note receivable discount. . . . . . . . . . . . . .                                                (16,000)
     Amortization of deferred cost . . . . . . . . . . . . . . . . . . .                                                 68,000
     Minority interest in joint venture's operations . . . . . . . . . .                   313,000                      184,000
     Provision for doubtful receivables. . . . . . . . . . . . . . . . .                                                 64,000
     Loss (gain) on sale of property . . . . . . . . . . . . . . . . . .                   (36,000)                     767,000
  Changes in operating assets and liabilities
     Accounts payable and other liabilities. . . . . . . . . . . . . . .                  (465,000)                  (1,683,000)
     Security deposits . . . . . . . . . . . . . . . . . . . . . . . . .                     2,000                      (16,000)
     Deferred lease commissions. . . . . . . . . . . . . . . . . . . . .                                                (51,000)
     Deferred financing costs. . . . . . . . . . . . . . . . . . . . . .                                                (67,000)
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .                    52,000                      313,000
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   136,000                       38,000
                                                                                   ----------------              ----------------
Net cash used by operating activities                                                       (2,000)                  (1,404,000)
                                                                                   ----------------              ----------------
Cash Flow from Investing Activities:
     Decrease in restricted cash . . . . . . . . . . . . . . . . . . . .                                              1,154,000
     Construction of properties. . . . . . . . . . . . . . . . . . . . .                  (463,000)                      (1,000)
     Property acquisitions . . . . . . . . . . . . . . . . . . . . . . .                                               (200,000)
     Collection of notes receivable. . . . . . . . . . . . . . . . . . .                     9,000                       56,000
     Additions to notes receivable . . . . . . . . . . . . . . . . . . .                                                (73,000)
     Proceeds from the sale of property. . . . . . . . . . . . . . . . .                    36,000                   11,006,000
                                                                                    ---------------            ------------------
Net cash provided (used) in investing activities . . . . . . . . . . . .                  (418,000)                  11,942,000
                                                                                    ---------------            ------------------
Cash Flow from Financing Activities:
     Proceeds from short-term notes. . . . . . . . . . . . . . . . . . .                                                215,000
     Re-payment of mortgage loans. . . . . . . . . . . . . . . . . . . .                   (18,000)                     (83,000)
     Re-payment of short-term notes. . . . . . . . . . . . . . . . . . .                                             (7,915,000)
     Distributions of joint venture partner. . . . . . . . . . . . . . .                  (180,000)                    (180,000)
                                                                                    ---------------            ------------------
Net cash used by financing activities                                                     (198,000)                  (7,963,000)
                                                                                    ---------------            ------------------

  Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .                  (618,000)                   2,575,000
     Cash, January 1 . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,479,000                    1,011,000
                                                                                    ---------------            ------------------
     Cash, June 30 . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    2,861,000               $    3,586,000
                                                                                    ---------------            ------------------
                                                                                    ---------------            ------------------

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

Sale of Kings Court Shopping Center

     On May 20, 1998, the Trust entered into a letter of intent to sell it's 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the Kings Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the buyer with respect to certain property condition contingencies. During April 1998, the estimated net value of Kings Court Shopping Center was reduced by $850,000. This decrease is reflected in a reduction in the estimated appreciation of commercial properties and a reduction of the deferral of estimated appreciation of commercial properties at June 30, 1998.

Related Party Transactions

     Fees paid or payable to the Advisor and Menlo Management Company for three months and six months ended 1998 and 1997 were as follows:



                                                          Three months ended                  Six months ended
                                                     June 30, 1998   June 30, 1997     June 30, 1998    June 30, 1997
                                                     -------------   ------------      -------------    ---------------
ADVISOR
Advisory fee - .1% of Assets . . . . . . . . . . .   $                $    5,000         $                $    17,000
MENLO MANAGEMENT COMPANY
Property management fees . . . . . . . . . . . . .         16,000         30,000             31,000            72,000
Administrative services. . . . . . . . . . . . . .         16,000         25,000             33,000            63,000
Lease commissions. . . . . . . . . . . . . . . . .                        51,000             44,000            51,000
Loan fee . . . . . . . . . . . . . . . . . . . . .                         6,000                               25,000
                                                     -------------   ------------      -------------    ---------------
     Total . . . . . . . . . . . . . . . . . . . .   $     32,000     $  117,000         $  108,000       $   228,000
                                                     -------------   ------------      -------------    ---------------
                                                     -------------   ------------      -------------    ---------------

Basic and diluted income (loss) Per Share of Beneficial Interest

     Basic and diluted income (loss) per share of beneficial interest is computed by dividing net income (loss) by the weighted average number of shares outstanding for the three months and six months ended June 30, 1998 and 1997 were as follows:


                                                                 1998         1997
                                                               --------     --------
     Weighted average number of shares outstanding             3,706,845    3,706,845


                        PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

     (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $2,000 for the six months ended June 30, 1998 as compared to cash flow used by operating activities of $1,404,000 for the six months ended June 30, 1997. The net change is primarily due to the timing differences in the receipt of rents and payments of trade payables and the change in expense levels resulting from the sale of Monterey Plaza Shopping Center in 1997.

Cash flow used by investing activities was $418,000 for the six months ended June 30, 1998 compared to cash flow provided by investing activities was $11,942,000 for the six months ended June 30, 1997. The net change is primarily the result of the sale of Monterey Plaza Shopping Center in 1997.

Cash flow used by financing activities was $198,000 for the six months ended June 30, 1998 as compared to $7,963,000 for the six months ended June 30, 1997. The decrease from 1997 is primarily due to the repayment of short term notes payable as the result of the sale of Monterey Plaza Shopping Center in 1997.

The Trust entered into a contract to sell it's 40% interest in Kingsco, a General Partnership. Kingsco's sole asset is the King's Court Shopping Center, in Los Gatos, CA. The sale is contingent upon the approval of the buyer with respect to certain property condition contingencies. During April 1998, the estimated net value of Kings Court Shopping Center was reduced by $850,000. This decrease is reflected in a reduction in the estimated appreciation of commercial properties and a reduction of the deferral of estimated appreciation of commercial properties at June 30, 1998.

In connection with the completion of the development of the Wanlass Shopping Center, there are two factors which could adversely affect the net realizable value of the property. First, the purchase price of the fee estate could increase above the current negotiated limit. Second, the necessary site plan approvals could be withheld by the City of San Pablo, thereby reducing the amount of leasable area and rent revenues for the overall project. The ultimate outcome of these factors and the impact, if any, on the net realizable value is not yet determined. Accordingly, no adjustment for these uncertainties has been recorded in the accompanying financial statements.

     (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997:

Net loss for the six months ended June 30, 1998 was $4,000 as compared to a net loss of $1,412,000 for the six months ended June 30, 1997.

During the first six months rental revenues decreased from $1,834,000 in 1997 to $871,000 in 1998, a decrease of $963,000 or 53%. This decrease resulted from the sale of Monterey Plaza Shopping Center in April 1997.

Operating expenses decreased from $513,000 in 1997 to $330,000 in 1998, a decrease of $183,000 or 36%. Property taxes decreased from $162,000 in 1997 to $46,000 in 1998, a decrease of $116,000, or 72%. Property management fees decreased from $72,000 in 1997 to $31,000 in 1998, a decrease of $41,000, or 57%. Each of these decreases resulted from the sale of Monterey Plaza Shopping Center in April 1997.

Depreciation and amortization decreased from $475,000 in 1997 to $0 in 1998, a decrease of $475,000, or 100%, resulting from the change to liquidation basis of accounting.

General and administrative expense decreased from $208,000 in 1997 to $173,000 in 1998, a decrease of $35,000 or 17% due to cost saving measures.

Gain on the sale of property of $36,000 in 1998 represents the gain on the sale of the El Portal pad. Loss on the sale of property of $767,000 in 1997 represents the loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable.

Interest income decreased from $252,000 in 1997 to $47,000 in 1998, a decrease of $205,000, or 81%. The net change was primarily the result of the sale of the Trust's five notes receivable in April 1997.

Interest expense decreased from $970,000 in 1997 to $65,000 in 1998, a decrease of $905,000, or 93%. The decrease was primarily due to the assumption of mortgage debt by the buyers of Monterey Plaza Shopping Center and the pay-down of short-term debt in 1997.

In connection with a potential merger, the Trust incurred expenses of $147,000 during the six months ended June 30, 1997.

Material changes for the three months ended June 30, 1998 as compared to 1997 were for the same reason in relative proportionate amounts as those shown for the six months.

ITEM 6 (b) - Report on Form 8K was filed on February 4, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                   PACIFIC REAL ESTATE INVESTMENT TRUST






Date:  JULY 31, 1998                    By:     Robert Ch. Gould
       -------------                       --------------------------
                                                Robert Ch. Gould
                                                 VICE PRESIDENT





Date:  July 31, 1998                    By:     Harry E. Kellogg
       -------------                        --------------------------
                                                Harry E. Kellogg
                                                   TREASURER