Form 10-Q
period 1998-09-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1998-11-16
CIK 230437

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


                       FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                            PART I - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)



ITEM I - FINANCIAL STATEMENTS                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  ------------------               -----------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           -------------    -------------    -------------    -------------
                                                                1998            1997              1998             1997
                                                                ----            ----              ----             ----
                                                            (LIQUIDATION   (GOING-CONCERN     (LIQUIDATION    (GOING-CONCERN
                                                                BASIS)          BASIS)            BASIS)           BASIS)
Rental revenues........................................... $     358,000    $     463,000     $  1,229,000    $    2,297,000
                                                           -------------    -------------     ------------    --------------
Operating expenses (including related party amounts of
$48,000 for the three months ended September 30, 1998,
$57,000 for the three months ended September 30, 1997,
$156,000 for the nine months ended September 30, 1998 and
$290,000 for the nine months ended September 30, 1997)
      Operating...........................................       183,000          141,000          513,000           654,000
      Property tax........................................        19,000           18,000           65,000           180,000
      General and administrative..........................        82,000           72,000          255,000           280,000
      Depreciation and amortization.......................                        126,000                            601,000
      Property management fees............................        20,000           17,000           51,000            89,000
      Loss (gain) on property sale........................    (4,948,000)                       (4,984,000)          767,000
                                                           -------------    -------------     ------------    --------------
           Total operating expenses/(income)..............    (4,644,000)         374,000       (4,100,000)        2,571,000
                                                           -------------    -------------     ------------    --------------

Operating income (loss)...................................     5,002,000           89,000        5,329,000          (274,000)
                                                           -------------    -------------     ------------    --------------
Other income/(expense):
      Interest income.....................................        34,000           33,000           81,000           285,000
      Interest expense....................................       (20,000)         (33,000)         (85,000)       (1,003,000)
      Merger expenses.....................................                                                          (147,000)
                                                           -------------    -------------     ------------    --------------
           Total other income/(expense)...................        14,000                0           (4,000)         (865,000)
                                                           -------------    -------------     ------------    --------------

Net income (loss) before minority interest................     5,016,000           89,000        5,325,000        (1,139,000)
                                                           -------------    -------------     ------------    --------------

Minority interest in joint venture........................    (2,888,000)         (96,000)      (3,201,000)         (280,000)
                                                           -------------    -------------     ------------    --------------

Net income (loss).........................................  $  2,128,000    $      (7,000)    $  2,124,000    $   (1,419,000)
                                                           -------------    -------------     ------------    --------------
                                                           -------------    -------------     ------------    --------------

Basic and diluted income (loss) per share of beneficial
interest..................................................  $       0.57    $        0.00     $       0.57    $        (0.38)
                                                           -------------    -------------     ------------    --------------
                                                           -------------    -------------     ------------    --------------


                   See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF NET ASSETS
                                (LIQUIDATION BASIS)

                                    (UNAUDITED)


                                                     ASSETS
                                                                                     SEPT 30,1998           DEC 31, 1997
                                                                                  ----------------        ----------------
Investment in operating commercial properties:
    Land...................................................................       $     1,725,000         $      200,000
    Buildings and improvements.............................................             1,643,000             11,210,000
    Deferral of estimated appreciation on commercial properties............                                   (3,280,000)
                                                                                  ----------------        ----------------
    Commercial properties - net............................................             3,368,000              8,130,000

Property in development....................................................                                      868,000
Notes receivable (net of allowance of $20,000 in 1998 and $28,000 in
1997)......................................................................                 1,000                148,000
Cash.......................................................................             3,851,000              3,479,000
Accounts receivable (net of allowance of $43,000 in 1998 and $42,000 in
1997)......................................................................                 1,000                 75,000
Other assets...............................................................               504,000                685,000
                                                                                  ----------------        ----------------
      Total................................................................       $     7,725,000         $   13,385,000
                                                                                  ----------------        ----------------
                                                                                  ----------------        ----------------



                                                   LIABILITIES
Liabilities:
    Mortgage loans.........................................................       $                       $    1,271,000
    Security deposits......................................................                 7,000                 52,000
    Accounts payable and other liabilities.................................               125,000                630,000
    Reserve for estimated costs during the period of liquidation...........                40,000                 40,000
                                                                                  ----------------        ----------------
      Total liabilities                                                                   172,000              1,993,000
                                                                                  ----------------        ----------------

Minority interest in joint venture.........................................                                    5,963,000
                                                                                  ----------------        ----------------

Net assets................................................................        $     7,553,000         $    5,429,000
                                                                                  ----------------        ----------------
                                                                                  ----------------        ----------------


                   See notes to consolidated financial statements.

                         PACIFIC REAL ESTATE INVESTMENT TRUST
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               1998                     1997
                                                           ------------           ---------------
                                                           (liquidation           (going-concern
                                                              basis)                    basis)
 Cash Flow from Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . .   $  2,124,000           $    (1,419,000)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . .                                  513,000
   Amortization of note receivable discount. . . . . . .                                  (17,000)
   Amortization of deferred cost . . . . . . . . . . . .                                   88,000
   Minority interest in joint venture's operations . . .      3,201,000                   280,000
   Provision for doubtful receivables. . . . . . . . . .                                   64,000
   Loss (gain) on sale of property . . . . . . . . . . .     (4,984,000)                  767,000
  Changes in operating assets and liabilities
   Accounts payable and other liabilities. . . . . . . .       (505,000)               (1,758,000)
   Security deposits . . . . . . . . . . . . . . . . . .                                  (16,000)
   Deferred lease commissions. . . . . . . . . . . . . .                                  (74,000)
   Accounts receivable . . . . . . . . . . . . . . . . .         74,000                   321,000
   Other assets. . . . . . . . . . . . . . . . . . . . .         89,000                   (16,000)
                                                           ------------           ---------------
 Net cash used by operating activities                           (1,000)               (1,267,000)
                                                           ------------           ---------------
 Cash Flow from Investing Activities:
   Decrease in restricted cash . . . . . . . . . . . . .                                1,154,000
   Construction of properties. . . . . . . . . . . . . .       (560,000)                 (212,000)
   Property acquisitions . . . . . . . . . . . . . . . .     (1,688,000)                 (200,000)
   Collection of notes receivable. . . . . . . . . . . .        147,000                    62,000
   Additions to notes receivable . . . . . . . . . . . .                                  (73,000)
   Proceeds from the sale of property. . . . . . . . . .      3,985,000                11,006,000
                                                           ------------           ---------------
 Net cash provided in investing activities . . . . . . .      1,884,000                11,737,000
                                                           ------------           ---------------
 Cash Flow from Financing Activities:
   Proceeds from short-term notes. . . . . . . . . . . .        300,000                   215,000
   Re-payment of mortgage loans. . . . . . . . . . . . .     (1,271,000)                  (92,000)
   Re-payment of short-term notes. . . . . . . . . . . .       (300,000)               (7,915,000)
   Distributions of joint venture partner. . . . . . . .       (240,000)                 (300,000)
                                                           ------------           ---------------
 Net cash used by financing activities . . . . . . . . .     (1,511,000)               (8,092,000)
                                                           ------------           ---------------

 Increase in cash. . . . . . . . . . . . . . . . . . . .        372,000                 2,378,000
   Cash, January 1 . . . . . . . . . . . . . . . . . . .      3,479,000                 1,011,000
                                                           ------------           ---------------
   Cash, September 30. . . . . . . . . . . . . . . . . .   $  3,851,000           $     3,389,000
                                                           ------------           ---------------
                                                           ------------           ---------------

                             See notes to consolidated financial statements.

NON CASH TRANSACTION
On August 24, 1998 the Trust sold Kings Court Shopping Center to Federal Realty Partners L.P., a Delaware limited partnership. The three joint venture partners, other than the Trust, each received 86,721 partnership units in Federal Realty Partners, LP. The Trust received cash for its share of the proceeds from the sale.

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

Sale of Kings Court Shopping Center, one Note Receivable and the San Pablo Pad

     The Trust sold all of its rights, title and interest in Kings Court Shopping Center for $10,650,000 to Federal Realty Partners, L.P., a Delaware limited partnership, on August 24, 1998. The net cash proceeds to the Trust were $4,260,000 less closing costs from the transaction.

     On August 14, 1998, the Trust assigned to Neptune Investment Company a note receivable for $145,000. The amount was greater than the book carrying value and it was determined based on negotiations between the parties and certain third party valuations.

     On May 5, 1998, the Trust sold to Edward Margherlo certain real property located in San Pablo, California, the net cash proceeds to the Trust were $36,000.

Wanlass Shopping Center

     On August 18, 1998, the Trust purchased the Wanlass Shopping Center for $1,780,000 (or $1,688,000 after reduction of the security deposit).
     This purchase was required under the terms of the then existing ground lease between the Trust and the ground lessor. In connection with the completion of the development of the Wanlass Shopping Center, there are two factors which could adversely affect the net realizable value of the property. First, the necessary site plan approvals could be withheld by the City of San Pablo, thereby reducing the amount of leasable area and rent revenues for the overall project. Second, the ability to locate a suitable tenant for one of the available retail building pads proposed for the center. The ultimate outcome of these factors and the impact, if any, on the net realizable value is not yet determined. Accordingly, no adjustment for these uncertainties has been recorded in the accompanying financial statements.

Related Party Transactions

     Fees paid or payable to the Advisor and Menlo Management Company for three months and nine months ended 1998 and 1997 were as follows:

                                                      Three months ended                       Nine months ended
                                             Sept 30, 1998       Sept 30, 1997        Sept 30, 1998       Sept 30, 1997
                                             -------------       -------------        -------------       -------------
 ADVISOR
 Advisory fee - .1% of Assets . . . . . . .  $                   $                    $                   $      17,000

 MENLO MANAGEMENT COMPANY
 Property management fees . . . . . . . . .         19,000              17,000               50,000              89,000
 Administrative services. . . . . . . . . .         16,000              17,000               49,000              85,000
 Lease commissions. . . . . . . . . . . . .         13,000              23,000               57,000              74,000
 Loan fee . . . . . . . . . . . . . . . . .                                                                      25,000
                                             -------------       -------------        -------------       -------------
     Total. . . . . . . . . . . . . . . . .  $      48,000       $      57,000        $     156,000       $     290,000
                                             -------------       -------------        -------------       -------------
                                             -------------       -------------        -------------       -------------

Basic and Diluted Income (Loss) Per Share of Beneficial Interest

     Basic and diluted income (loss) per share of beneficial interest is computed by dividing net income (loss) by the weighted average number of shares outstanding for the three months and nine months ended September 30, 1998 and 1997 were as follows:

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

                        PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

     (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $6,403,000 for the nine months ended September 30, 1998 as compared to cash flow used by operating activities of $1,267,000 for the nine months ended September 30, 1997. The net change is primarily due to the timing differences in the receipt of rents and payments of trade payables and the change in expense levels resulting from the loss on the sale of Monterey Plaza Shopping Center in 1997 compared to the gain on the sale of the Kings Court Shopping Center in 1998.

Cash flow provided by investing activities was $8,286,000 for the nine months ended September 30, 1998 compared to $11,737,000 for the nine months ended September 30, 1997. The net change is primarily the result of the sale of Monterey Plaza Shopping Center in 1997, the sale of Kings Court Shopping Center in 1998 and the acquisition of the Wanlass Shopping Center in 1998.

Cash flow used by financing activities was $1,511,000 for the nine months ended September 30, 1998 as compared to $8,092,000 for the nine months ended September 30, 1997. The decrease from 1997 is primarily due to the repayment of short term notes payable as the result of the sale of Monterey Plaza Shopping Center in 1997 and the repayment of the Kings Court mortgage debt in 1998.

The Trust sold all of its rights, title and interest in Kings Court Shopping Center for $10,650,000 to Federal Realty Partners, L.P., a Delaware limited partnership, on August 24, 1998. The net cash proceeds to the Trust were $4,260,000 less closing costs from the transaction.

On August 14, 1998, the Trust sold to Neptune Investment Company a note receivable for $145,000. The amount was greater than the book carrying value and it was determined based on negotiations between the parties and a certain third party valuations.

On May 5, 1998, the Trust sold to Edward Margherlo certain real property located in San Pablo, California, the net cash proceeds to the Trust were $36,000.

On August 18, 1998, The Trust purchased the Wanlass Shopping Center for $1,780,000 (or $1,688,000 after reduction of the security deposit). This purchase was required under the terms of the then existing ground lease between the Trust and the ground lessor. In connection with the completion of the development of the Wanlass Shopping Center, there are two factors which could adversely affect the net realizable value of the property.
First, the necessary site plan approvals could be withheld by the City of San Pablo, thereby reducing the amount of leasable area and rent revenues for the overall project. Second, the ability to locate a suitable tenant for one of the available retail building pads proposed for the center. The ultimate outcome of these factors and the impact, if any, on the net realizable value is not yet determined. Accordingly, no adjustment for these uncertainties has been recorded in the accompanying financial statements.

     (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997:

Net income for the nine months ended September 30, 1998 was $2,124,000 as compared to a net loss of $1,419,000 for the nine months ended September 30, 1997.

During the first nine months rental revenues decreased from $2,297,000 in 1997 to $1,229,000 in 1998, a decrease of $1,068,000 or 46%. This decrease resulted from the sale of Monterey Plaza Shopping Center in April 1997 and Kings Court Shopping Center in August 1998.

Operating expenses decreased from $654,000 in 1997 to $513,000 in 1998, a decrease of $141,000 or 22%. Property taxes decreased from $180,000 in 1997 to $65,000 in 1998, a decrease of $115,000, or 64%. Property management fees decreased from $89,000 in 1997 to $51,000 in 1998, a decrease of $38,000, or 43%. Each of these decreases resulted from the sale of Monterey Plaza Shopping Center in April 1997 and Kings Court Shopping Center in August 1998.

Depreciation and amortization decreased from $601,000 in 1997 to $0 in 1998, a decrease of $601,000, or 100%, resulting from the change to liquidation basis of accounting.

General and administrative expense decreased from $280,000 in 1997 to $255,000 in 1998, a decrease of $25,000 or 9% due to cost saving measures.

Gain on the sale of property of $4,984,000 in 1998 represents the gain on the sale of the El Portal pad and the sale of Kings Court Shopping Center. Loss on the sale of property of $767,000 in 1997 represents the loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable.

Interest income decreased from $285,000 in 1997 to $81,000 in 1998, a decrease of $204,000, or 72%. The net change was primarily the result of the sale of the Trust's five notes receivable in April 1997.

Interest expense decreased from $1,003,000 in 1997 to $85,000 in 1998, a decrease of $918,000, or 92%. The decrease was primarily due to the assumption of mortgage debt by the buyers of Monterey Plaza Shopping Center, the pay-down of short-term debt in 1997 and the re-payment of the Kings Court mortgage debt.

In connection with a potential merger, the Trust incurred expenses of $147,000 during the nine months ended September 30, 1997.

Material changes for the three months ended September 30, 1998 as compared to 1997 were for the same reason in relative proportionate amounts as those shown for the nine months.

ITEM 6 (b) - Report on Form 8K was filed on February 4, 1998 and September 18, 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        PACIFIC REAL ESTATE INVESTMENT TRUST

Date: NOVEMBER 6, 1998                  By:       ROBERT CH. GOULD
                                            --------------------------------
                                                  Robert Ch. Gould
                                                   VICE PRESIDENT


Date: NOVEMBER 6, 1998                  By:       HARRY E. KELLOGG
                                            --------------------------------
                                                  Harry E. Kellogg
                                                   TREASURER