Form 10-K405
period 1998-12-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1999-03-26
CIK 230437

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

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

                                 (650) 327-7147
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
     Shares of Beneficial Interest, par value $10 per share ("Trust Shares")

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X                   No
                                           ---                     ---

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

       The number of Trust Shares outstanding as of December 31, 1998 was 3,706,845, $10 par value per share.

                                        TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

   Item 1.   Business.......................................................  1

   Item 2.   Properties.....................................................  5

   Item 3.   Legal Proceedings..............................................  8

   Item 4.   Submission of Matters to a Vote of Security Holders............  8


PART II

   Item 5.   Market for Registrant's Trust Shares and Related
               Shareholder Matters..........................................  9

   Item 6.   Selected Financial Data........................................ 10

   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 11

   Item 8.   Consolidated Financial Statements and Supplementary Data....... 14

   Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................... 27


PART III

   Item 10.  Directors and Executive Officers of Registrant................. 27

   Item 11.  Executive Compensation......................................... 28

   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................... 28

   Item 13.  Certain Relationships and Related Transactions................. 29


PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................... 30

   Signatures  ............................................................. 31

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


         The Trust's total assets were $7 million at December 31, 1998 and $13 million at December 31, 1997.

         (b)      Financial Information about Industry Segments:

         The Trust is currently involved in only one industry segment--real estate. The Trust operates and holds income producing real property for investment. All of these activities are included in the real estate industry segment. Therefore, all of the revenues, operating profits and assets reported in the Consolidated Financial Statements contained herein relate to this industry segment.

         (c)      Narrative Description of the Business:

OVERVIEW
         The Trust invests in real estate interests. At December 31, 1998, the Trust owned (i) Wanlass Shopping Center, San Pablo, Ca. This is a strip shopping center undergoing redevelopment; and (ii) a parcel of land that could be developed as either a retail or an office building in Redding, CA.

POLICIES AND OBJECTIVES WITH RESPECT TO CERTAIN ACTIVITIES

         The Trust's objectives with respect to real estate investment, property disposition, financing and certain other activities are determined by the Trustees. On September 19, 1997, the Board of Trustees unanimously voted to seek shareholder approval to dissolve the Trust and to terminate its business activities. The reasons for this decision have all been identified and discussed by the Trustees and made public in a Proxy Statement, which was mailed to all shareholders of record on January 7, 1998. On February 4, 1998, the shareholders of the Trust voted in favor of a resolution approving the dissolution of the Trust, the orderly liquidation of the balance of the Trust's assets, and the distribution of the net proceeds to the Shareholders.

SALE OF KINGS COURT SHOPPING CENTER, ONE NOTE RECEIVABLE AND THE SAN PABLO COUNTY ROAD #20 PAD.

         On May 5, 1998, the trust sold to Edward Margherlo certain real property located in San Pablo, California, the net cash proceeds to the Trust were $36,000.

         On August 14, 1998, the Trust sold to Neptune Investment Company a note receivable, which it held as a consequence of the development of a shopping center in 1990, for $145,000. The sale amount was greater than the book carrying value and it was determined based on negotiations between the parties and a certain third party valuation.

         On August 24, 1998, the Trust sold all of its rights, title and interest in Kings Court Shopping Center for $10,650,000 to Federal Realty Partners, LP, a Delaware limited partnership.

WANLASS SHOPPING CENTER

         On August 18, 1998, the Trust purchased the fee title to the land at the Wanlass Shopping Center for $1,780,000. This purchase was required under the terms of the then existing ground lease between the Trust and the ground lessor. The Trust will dispose of this property when the redevelopment is complete. This is expected to occur during 1999.

         INVESTMENT POLICY. As a consequence of the Trust's decision to liquidate, no future property acquisitions are contemplated. In connection with the proposed dissolution of the Trust, the remaining real estate assets owned by the Trust are intended to be sold or otherwise disposed of during 1999.

         FINANCING. The Trust has effectively restructured its asset portfolio during 1998 in order to reduce its indebtedness and create liquidity through the sale of the Trust's properties and assets. It intends to continue this policy in pursuit of its overall objective of liquidation and dissolution.

         DISTRIBUTIONS. The Trust has made no dividend payments to shareholders since December 1993. As a part of the Trust's plan for dissolution, the Trust expects ultimately to make a final distribution dividend to its shareholders.

         WORKING CAPITAL RESERVES. The Trust maintains working capital reserves in amounts that the Trustees determine to be adequate to meet the Trust's normal capital needs.

         CONFLICTS OF INTEREST POLICIES. The Trust has adopted policies to reduce potential conflicts of interest. Since the Trust does not presently intend to either acquire or finance any real estate assets, these policies chiefly affect circumstance of disposition of property. It is expected that all remaining real property assets will be sold to third parties that have no relationships with any of the Trustees, or the Trust's Advisor, or its property managers.

         OTHER POLICIES. The Trust intends to operate in a manner that will maintain its status as a Real Estate Investment Trust. It will not subject itself to regulation under the Investment Company Act of 1940, as amended. The Trust does not intend (i) to invest in either the securities of other issuers for the purpose of exercising control over such issuers, (ii) to underwrite securities of other issuers, or (iii) to actively trade in loans or other investments.

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

MARKET CONDITIONS

         During recent years, the Trust has repeatedly sought access to economically priced equity capital in order to create and maintain the value of its real estate portfolio. These efforts were unsuccessful. This circumstance impeded the Trust's ability to resume cash distributions and to establish liquidity for its shareholders leading the Trustees, ultimately, to recommend a plan of dissolution to the shareholders. This plan was adopted by the shareholders on February 4, 1998.

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

         The Trust has notified a governmental authority of a spill from a former dry cleaning shop at Kings Court Shopping Center and the Regional Water Quality Control Board of Santa Clara County has issued a clean-up order to the Trust. Currently, a plan of remediation has been prepared with a proposed plan of action for clean up of the contamination. The remediation clean up is now underway and is expected to last at least two years. This plan has been approved by the pertinent regulatory agencies on an interim basis, pending review of remediation and testing results. The cost to Kingsco for the clean up was estimated to be $1,195,000, of which $1,153,000 has already been expended. The Trust was not a partner of Kingsco at the time the contamination occurred, and for payment of the clean up costs it intends to look to Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco, and the entities that caused the contamination. The Trust believes that the representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean up costs. The Kings Court Shopping Center was sold in August 1998. As part of the terms of the sale, the other partners of Kingsco agreed to accept liability for the costs of the clean up. An insurance company has agreed to pay clean up costs with reservation of rights to recovery. Reimbursements received from the insurance company total $835,000. Kingsco is negotiating a final settlement agreement with the insurance company.

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

         In August 1998, the Trust and Kingsco purchased insurance protection from American Insurance Group to protect the Trust from cost overruns associated with the clean up of both the dry cleaners and the Exxon contamination.

         The Trust has also become aware of a spill from a former dry cleaning establishment at El Portal Shopping Center. This spill probably occurred prior to the Trust's ownership of the property. Nationwide Life Insurance Company foreclosed the property in 1997, and subsequently sold the center. The Trust still retains legal liability for toxic pollution as a potentially responsible party. The Contra Costa County Regional Water Quality Control Board has approved a clean-up remediation plan proposed by the Trust. The cost of clean up is not expected to exceed $100,000. This sum has been paid to Nationwide Life Insurance Company, in exchange for a release of liability in favor of the Trust from the subsequent buyer of the property and the former lender. The residual legal liability to the Trust is considered to be insignificant

         The Trust owns a parcel of land, in San Pablo, California (the Wanlass property) which has been contaminated with a gasoline spill from an adjacent property. The source of contamination has been identified and Atlantic-Richfield Company, Inc. has issued a letter of indemnification for the Trust's benefit respecting all financial and legal liability arising from this contamination.

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

         AMERICANS WITH DISABILITIES ACT. The Trust's properties are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" and generally requires that public facilities such as retail shopping centers be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements will require capital improvements at the Trust's properties. Noncompliance could result in imposition of fines by the United States government or an award of damages to private litigants. However, the Trust does not believe that the costs of compliance will be material.

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

         The Trust employs no full-time executives or administrative staff. None of the Trust's officers or Trustees is compensated for services. An independent contractor, Menlo Management Company, performs the leasing and management of the Trust's properties and administration of the Trust itself. Menlo Management is owned by Robert C. Gould who is also Vice President and a trustee of the Trust (see Related Party Transactions). California Bavarian Company, a privately held California corporation, provides shareholder communication and liaison support services to the Trust on a contractual basis for a monthly service fee. California Bavarian Company is not related to the Trust. However its director, Mark D. Mordell, is an agent of the Trust and he is compensated.

         The Trust has five Trustees who meet as needed and who are not compensated. The Trustees include: Wilcox Patterson, who serves as President; Harry E. Kellogg, who serves as Secretary and Treasurer; John H. Hoefer and Robert C. Gould, who serve as Vice Presidents and William S. Royce. Each of the Trustees and Advisor are investors in the Trust.

COMPETITION
         The Trust's one remaining shopping center is under redevelopment in San Pablo, California. This property is situated amidst developed commercial and retail areas. There are other competing neighborhood strip shopping centers located nearby. This factor will have a bearing on the Trust's ability to rent its property to tenants on economic terms and to impose effective mechanisms to control operating costs and resultant net income. The Trust must compete for tenants and services with other property owners. Moreover, the extent and increasing rates of changes in community demographics, public policy, retail usage patterns, merchandising practices, consumer tastes and financial strength of tenants, amongst other considerations, can all adversely affect the property's competitive position in varying ways.

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

ITEM 2.  PROPERTIES

DESCRIPTION OF THE TRUST'S PROPERTIES

         The following table sets forth-certain information relating to the Trust's properties as of and for the year ended December 31, 1998:

                                                                EFFECTIVE
                            PERCENTAGE    GROSS    1998 ANNUAL ANNUAL RENT          PERCENT
NAME/LOCATION                OWNERSHIP  LEASABLE     MINIMUM   PER SQUARE  PERCENT LEASED &      ANCHORS AND
                             INTEREST AREA (SQ. FT) RENT (1)      FOOT     LEASED  OCCUPIED   PRINCIPAL TENANTS
----------------------------------------------------------------------------------------------------------------
Wanlass Shopping Center     100% (2)    20,338     $115,000       5.65      91%        91%     Mechanics Bank and
San Pablo, California                                                                          Kragen Auto
----------------------------------------------------------------------------------------------------------------
Parcel of land              100%(3)     20,000                                                   N/A
Redding, California

(1) Annual minimum rent excludes (a) percentage rents, (b) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, and (c) future contractual rent escalations or Consumer Price Index adjustments. Percentage rents are paid over and above base rents, and are calculated as a percentage of a tenant's gross sales above a predetermined threshold. The amount of percentage rents received to date by the Trust has not been material to the Trust's operations. Figures for total annual minimum rent in the above table have been calculated based on rental payments for the calendar year 1998.
(2) The Trust acquired title to the Wanlass Shopping Center on August 18, 1998. The then existing lease contained a provision requiring the Trust to purchase the property freehold upon the death of one of the ground lessors or at any time after May 1, 1998. The Trust completed the acquisition on August 18, 1998. The property is currently under redevelopment.
(3)      The parcel of land in Redding, California is undeveloped land only.

         WANLASS SHOPPING CENTER. Wanlass Shopping Center is a strip shopping center located in San Pablo, California. The property has a total of 20,338 square feet of gross leasable space. It was acquired as a leasehold investment by the Trust in 1995 in connection with the plan to redevelop the adjacent El Portal Shopping Center, which at that time was owned by the Trust. However this planned redevelopment has been abandoned. The Wanlass property is able to stand alone as a retail investment, once certain physical improvements are made and retail tenants installed. The acquisition was completed in August 1998. The estimated net realizable value of the center was $2,800,000 at December 31, 1998. There is currently no Trust indebtedness or financing secured by the property. The anchor tenants are Mechanics Bank and Kragen Auto Parts.

         The percentage of the center that is both leased and occupied at December 31, 1998 was 91%. Tenants leasing and occupying 10% or more of the rentable space as of December 31, 1998 were:

                                                   PERCENT OF
                                 GROSS LEASABLE   TOTAL GROSS        ANNUALIZED
                                  AREA (SQ. FT)     LEASABLE          BASE RENT         END OF LEASE TERM
TENANT                                                AREA
-------------------------------------------------------------------------------------------------------------
Kragen Auto                          9,123            45%            $ 93,000               May 2008
                                                                                     (2 options for 5 years)
Mechanics Bank                       6,000            30%            $ 33,000            September 2006
                                                                                    (2 options for 10 years)

PARCEL OF LAND IN REDDING, CA. In 1996, the Trust agreed to purchase a 20,000 square foot parcel of land it formerly leased, capable of supporting a 5,000 square foot commercial building, located at the periphery of Westwood Village Shopping Center in Redding, CA. The Limited Partnership which owned the land agreed to sell the parcel to the Trust in exchange for a payment equal to the current estimated value of the land at $200,000 plus a lease termination fee of $240,000, based on the Trust's residual rental commitment, discounted to present value. The land acquisition and the lease termination fee were accrued in 1996 and paid in 1997. The value of this land is presently estimated at $125,000 net of expenses of the sale. The property is presently being marketed for sale.

VESTING OF TITLE TO PROPERTIES

     The Trust owns fee title to its real estate assets.

PROPERTY CONDITION

     All of the buildings are suitable and adequate for the purposes for which they were designed, are being used for those purposes, where leased and occupied, and are in a good state of repair. The Wanlass Shopping Center is a redevelopment property.

         The parcel of land in Redding is raw land capable of supporting a 5,000 square foot commercial building.

         Routine ongoing requirements of building upkeep and tenant replacements will necessitate capital expenditures during the future. The precise extent of such expenditures cannot yet be determined.

PROPERTY SALES

         The Trust sold Kings Court Shopping Center for $10,650,000 to Federal Realty Partners, L.P., a Delaware limited partnership, on August 24, 1998. The net cash proceeds to the Trust were $4,260,000 less closing costs from the transaction.

         The Trust assigned to Neptune Investment Company a note receivable for $145,000. The sale amount was greater than the book carrying value and it was determined based on negotiations between the parties and certain third party valuations.

         The Trust sold to Edward Margherlo certain real property located on County Road #20 in San Pablo, California. The net cash proceeds to the Trust were $36,000.

PRINCIPAL TENANTS

         Principal tenants at the Trust's properties include, Mechanics Bank and CSK Auto Parts Inc. (Kragen Auto Parts), which lease properties representing approximately 74% of the Trust's gross leasable area and 75% of its base rental revenues.

     Information with respect to the Trust's two largest tenants as of December 31, 1998 is set forth in the following table:

                                    GROSS
                 NUMBER OF      LEASABLE AREA   PERCENTAGE OF  BASE RENT/YEAR    PERCENTAGE OF
TENANT            LEASES          (SQ. FT)          TOTAL                            TOTAL
-----------------------------------------------------------------------------------------------
Mechanics Bank       1              6,000           30%          33,000              29%
Kragen Auto          1              9,123           45%          93,000              81%(1)

------------
(1)      Kragen Auto rent commenced June 1, 1998.

OCCUPANCY RATES FOR PAST FIVE YEARS

         The following table shows year-end rates for the past five fiscal years for rentable space both leased and occupied, expressed as a percentage of total rentable square footage for the Wanlass Shopping Center:

Property
                                      1994            1995           1996            1997           1998
----------------------------------------------------------------------------------------------------------
Wanlass Shopping Center(1)             na              Na             28%             38%           91%

(1) Wanlass Shopping Center was ground leased in May 1995 and purchased in August 1998.

AVERAGE EFFECTIVE ANNUAL BASE RENT PER SQUARE FOOT FOR PAST FIVE YEARS

         The following table shows average effective annual base rent per square foot for the Wanlass Shopping Center for the past five years:

Property                             1994            1995           1996            1997            1998
-----------------------------------------------------------------------------------------------------------
Wanlass Shopping Center (under        na              na            1.99            2.97            5.65
redevelopment)

(1) Wanlass Shopping Center was ground leased in May 1995 and purchased in August 1998.

Lease Expirations

         The following table shows lease expirations for the next ten years for existing tenants at the Wanlass Shopping Center as of December 31, 1998, assuming that none of the tenants exercises renewal options:

                                                                                    Percent of
                                  Approximate    Percent of Total                     Gross       Average Annual
                                  Lease Area in    Leased Square     Annualized     Annual Rent   Base Rent/year
                    Number of      Square Feet        Footage      Base Rent/year Represented by  Per Square Foot
Lease Expiration     Leases      Under Expiring   Represented by  Under Expiring     Expiring     Under Expiring
      Year          Expiring         Leases      Expiring Leases       Leases        Leases           Leases
------------------------------------------------------------------------------------------------------------------
      1999              0              0               0.00%           $ 0            0.00%           $0.00
      2000              2            1,064             6.13%          15,600          9.95%           14.66
      2001              0              0               0.00%            0             0.00%            0.00
      2002              1             264              1.52%           1,980          1.26%            7.50
      2003              1             900              5.19%          13,426          8.56%           14.92
      2004              0              0               0.00%            0             0.00%            0.00
      2005              0              0               0.00%            0             0.00%            0.00
      2006              1            6,000            34.58%          32,825          20.93%           5.47
      2007              0              0               0.00%            0             0.00%            0.00
      2008              1            9,123            52.58%          93,024          59.31%          10.20
   AFTER 2008           0              0              00.00%            0             00.00%           0.00
                        -              -              ------            -             ------          ----
      TOTAL            6             17,351          100.00%        $156,855         100.00%          $9.04

LEASES

         The Trust typically seeks to structure the leases on its properties as "triple net" leases that impose on the tenant pro rata obligations for real property taxes and assessments, cost of repairs and maintenance of common areas and premiums for insurance.

ITEM 3.  LEGAL PROCEEDINGS

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

       As of December 31, 1998, there were 3,706,845 Trust Shares issued and outstanding, which were held of record by approximately 3,600 shareholders.


DISTRIBUTION POLICY

         Historically, the Trust's policy has been to pay dividends to its shareholders in an amount approximating 100% of its cash flows from operations (i.e., net operating income plus depreciation and amortization). On February 25, 1993, the payment of regular dividends was suspended. Apart from one dividend payment in December 1993, dividends have remained suspended through December 31, 1998. The Trust is applying the funds that would otherwise have been distributed to its shareholders to fund capital expenditures necessary to develop, maintain and dispose of its properties.

ITEM 6.  SELECTED FINANCIAL DATA

         The following represents selected financial data for the Trust for the five years ended December 31, 1998. Acquisitions and dispositions which occurred during the periods presented below materially affect the comparability of the data. The data should be read in conjunction with the consolidated financial statements included elsewhere herein.


FOR THE YEAR ENDED DECEMBER 31:        1998           1997           1996            1995            1994
-------------------------------  --------------- -------------- -------------- --------------- ----------
Operating Data:                    Liquidation   Going-Concern  Going-Concern   Going-Concern   Going-Concern
                                      Basis          Basis          Basis           Basis           Basis

Rental revenues................   $  1,288,000   $  2,802,000   $   5,780,000  $   9,183,000   $   12,417,000
                                  ------------   ------------   -------------  -------------   --------------
Operating income (loss)........   $  4,521,000   $   (219,000)  $     216,000  $   2,031,000   $   (3,870,000)
Property acquisition expenses,
prepayment penalty,
reincorporation expenses and
expenses of prospective offering                     (147,000)       (230,000)      (214,000)      (1,430,000)
Interest income/(expense)--net          33,000       (704,000)     (2,759,000)    (4,727,000)      (7,197,000)
Gain (loss) on lease termination                                     (240,000)                      3,577,000
Gain (loss) on options.........                                                     (213,000)         994,000
                                  ------------   ------------   -------------  -------------   --------------
Income (loss) before minority
Interest in joint venture......      4,554,000     (1,070,000)     (3,013,000)    (3,123,000)      (7,926,000)
Less minority interest in joint
Venture's operations...........     (3,201,000)      (392,000)       (414,000)      (325,000)        (328,000)
                                  ------------   ------------   -------------  -------------   --------------
Net income (loss)..............   $  1,353,000   $ (1,462,000)  $  (3,427,000) $  (3,448,000)  $   (8,254,000)
                                  ------------   ------------   -------------  -------------   --------------
Basic and diluted income (loss)
per share of beneficial interest  $       0.37   $      (0.39)  $       (0.92) $       (0.93)  $        (2.23)
Cash dividends per share of
Beneficial interest............   $       0.00   $       0.00   $        0.00  $        0.00   $         0.00


AS OF DECEMBER 31:
Balance Sheet Data:                  Liquidation    Liquidation  Going-Concern   Going-Concern   Going-Concern
                                        Basis          Basis          Basis           Basis           Basis

Total assets...................   $    7,096,000 $   13,385,000 $   46,183,000 $  62,875,000   $   95,287,000
Mortgages and other loans payable $              $    1,271,000 $   33,400,000 $  48,008,000   $   75,770,000
Weighted average number of
shares outstanding.............        3,706,845      3,706,845      3,706,845     3,706,845        3,706,845


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         COMPARISON OF YEAR ENDED DECEMBER 31, 1998 (LIQUIDATION BASIS) TO YEAR ENDED DECEMBER 31, 1997 (GOING CONCERN BASIS)

         On February 4, 1998, the shareholders of the Trust voted in favor of a resolution approving the dissolution of the Trust, the orderly liquidation of the balance of the Trust's assets, and the distribution of the net proceeds to the Shareholders.

         Net income for the year ended December 31, 1998 was $1,353,000 as compared to a net loss of $1,462,000 for the year ended December 31, 1997, an increase in the net income of $2,815,000.

         Rental revenues decreased from $2,802,000 to $1,288,000, a decrease of $1,514,000, or 54%, as a result of the sale of Kings Court Shopping Center in 1998 and Monterey Plaza Shopping Center in 1997.

         Operating expenses decreased from $732,000 in 1997 to $554,000 in 1998, a decrease of $178,000, or 24%. Property taxes decreased from $189,000 in 1997 to $66,000 in 1998, a decrease of $123,000, or 65%. Property management fees decreased from $106,000 in 1997 to $52,000 in 1998, a decrease of $54,000, or 51%. Each of these decreases resulted from the sale of Kings Court Shopping Center in August 1998 and Monterey Plaza Shopping Center in April 1997.

         Depreciation and amortization decreased from $745,000 in 1997 to $0 in 1998, a decrease of $745,000 or 100%. This decrease is due to the change to liquidation accounting in 1998 compared to going concern basis in 1997.

         General and administrative expenses increased from $437,000 in 1997 to $602,000 in 1998, an increase of $165,000 or 38% due to the purchase of additional insurance related to the liquidation.

         Loss on impairment of value in the amount of $477,000 was recognized in 1998. $75,000 was due to the reduction in the carrying value of the parcel of land in Redding California and $402,000 was the result of reduction in the carrying value of the Wanlass Shopping Center.

         Gain on the sale of property of $4,984,000 in 1998 represents the gain on the sale of Kings Court Shopping Center and the County Road #20 pad in San Pablo in 1998. Loss on the sale of property of $812,000 in 1997 represents the loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable.

         Interest income decreased by $215,000, or 65%, from $333,000 in 1997 to $118,000 in 1998, the net change was primarily the result of the sale of the Trust's five notes receivable in April 1997.

         Interest expense decreased by $952,000, or 92%, from $1,037,000 in 1997 to $85,000 in 1998, due to the pay off of the Kings Court mortgage debt in 1998 and the assumption of related mortgage debt by the sale of Monterey Plaza Shopping Center in 1997.

         In connection with a potential merger or joint venture activity, the Trust incurred expenses of $147,000 in 1997.

         The aggregate lease-up rate for the Trust's remaining property was approximately 87% at December 31, 1998 and 90% for two of the Trust's properties at December 31, 1997.

  COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         During 1997, the Trust continued its efforts to recapitalize through a variety of ways, including joint venture or merger with a compatible real estate partner. The problems at El Portal Shopping Center and the HomeBase vacancy at Monterey Plaza, as well as the toxic pollution at Kings Court Shopping Center have hindered this process. In order to meet its debt obligations and reduce its debt expense, the Trust sold its Lakeshore Plaza Shopping Center in March 1995, Menlo Center in February 1996 and Monterey Plaza Shopping Center in April 1997. On February 4, 1998, the shareholders of the Trust voted in favor of a resolution approving the dissolution of the Trust, the orderly liquidation of the balance of the Trust's assets, and the distribution of the net proceeds to the Shareholders.

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

         Loss on the sale of property of $812,000 in 1997 represents the loss on the sale of Monterey Plaza Shopping Center and the Trust's five notes receivable. Gain on the sale of property of $772,000 in 1996 represents the gain on the sale of Menlo Center, which was sold on February 29, 1996.

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

         In connection with the potential merger or joint venture activities (which were ultimately abandoned), the Trust incurred expenses of $147,000 in 1997 compared to $230,000 in 1996.

         Lease termination in 1996 is due to a lease termination in regards to the purchase of a parcel of land, which is formerly leased at the Westwood Village Shopping Center located in Redding, California. The Trust purchased the land for $200,000 in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow used by operating activities was $164,000 in 1998, compared to $603,000 in 1997 and cash flow provided by operating activity was $364,000 in 1996. The net change in 1998 compared to 1997 was primarily due to the change in expense levels resulting from property dispositions and the sale of the Kings Court Shopping Center. The net change in 1997 compared to 1996 was primarily due to the timing differences in the receipt of rents and payments of trade payables, change in expense levels resulting from property dispositions and the loss on the sale of Monterey Plaza in 1997 compared to the gain on the sale of Menlo Center in 1996.

         Cash flow provided by investing activities was $1,759,000 in 1998, as compared to cash flow provided by investing activities in 1997 of $11,232,000 and $4,577,000 provided in 1996. The decrease in cash flow in 1998 compared to 1997 is primarily the result of the sale of Kings Court Shopping Center in 1998 compared to the sale of Monterey Plaza Shopping Center in 1997, and the acquisition of the Wanlass Property in 1998. The increase in cash flow in 1997 compared to 1996 is primarily the result of the sale of Monterey Plaza Shopping Center in 1997 and the sale of Menlo Center in 1996.

         Cash flow used by financing activities was $1,511,000 in 1998 as compared to $8,161,000 used in 1997 and $4,238,000 used in 1996. The decrease in 1998 compared to 1997 is primarily due to a smaller amount of re-payment of short-term notes and a larger amount of re-payment of mortgage debt. The increase in 1997 is due to a larger amount of re-payment of short-term notes payable as the result of the sale of Monterey Plaza Shopping Center compared to the assumption of a smaller amount of mortgage debt and short-term notes payable as the result of the sale of Menlo Center in 1996.

         There has been no public market for Trust Shares, nor have there been any known market makers.

JOINT VENTURE INTEREST

         On August 24, 1998, the Trust sold all of its rights, title and interest in Kings Court Shopping Center to Federal Realty Partners, LP, a Delaware limited partnership.

         The Trust is the managing general partner of the Kingsco partnership and was the manager of the Kings Court Shopping Center operations, including any leasing, renovation, sale or financing activities, until the sale of Kings Court Shopping Center to Federal Realty Partners, LP. The term of the partnership continues until September 30, 2039. The Trust intends to withdraw from the partnership during 1999. Cash flows and expenses of the partnership are allocated in accordance with the partners' respective percentage interests, with the Trust's allocation being equal to its 40% interest. Menlo Management Company managed the shopping center on behalf of the Trust; the Trust did not receive any portion of the management fee paid to Menlo Management Company for such management services.

OTHER CAPITAL EXPENDITURES

         At the present time, there are no material deferred capital maintenance obligations outstanding for Wanlass Shopping Center. In addition leasehold improvements and lease commissions are expected to be incurred in connection with leasing activity.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                                TABLE OF CONTENTS


                                                                          Page

Independent Auditors' Report                                                15


Consolidated Financial Statements:

      Statements of Net Assets at December 31, 1998 and 1997
        (liquidation basis)                                                 16

      Statements of Operations for the Years Ended December 31, 1998
        (liquidation basis), 1997 (going-concern basis) and 1996
        (going-concern basis)                                               17

      Statements of Changes in Net Assets for the Years Ended
        December 31, 1998 (liquidation basis), 1997 (liquidation basis)
        and 1996 (going-concern basis)                                      18

      Statements of Cash Flows for the Years Ended December 31, 1998
        (liquidation basis), 1997 (going-concern basis) and 1996
        (going-concern basis)                                               19

      Notes to Consolidated Financial Statements                            20



       Financial statements and supplemental financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                          INDEPENDENT AUDITORS' REPORT


The Trustees and Shareholders of Pacific Real Estate Investment Trust:

       We have audited the accompanying consolidated statement of net assets (liquidation basis) of Pacific Real Estate Investment Trust (the "Trust") and its joint venture as of December 31, 1998 and 1997. Additionally, we have audited the accompanying consolidated statement of operations, changes in net assets and cash flows for the years ended December 31, 1998 (liquidation basis), 1997 (going-concern basis) and 1996 (going-concern basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Trust and its joint venture as of December 31, 1998 and December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 (liquidation basis), December 31, 1997 (going-concern basis), and December 31, 1996 (going-concern basis) in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
San Francisco, California
January 22, 1999

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                                  -------------

                      CONSOLIDATED STATEMENTS OF NET ASSETS
                 DECEMBER 31, 1998 AND 1997 (LIQUIDATION BASIS)


                           ASSETS
                                                                          1998                    1997
                                                                    ----------------        ---------------
Investment in commercial properties:
       Land................................................         $     1,650,000         $       200,000
       Buildings and improvements..........................               1,275,000              11,210,000
       Deferral of estimated appreciation on commercial
       properties..........................................                                      (3,280,000)
                                                                    ----------------        ---------------

       Commercial properties - net.........................               2,925,000               8,130,000
Property in development....................................                                         868,000
Notes receivable (net of allowance of $16,000 in 1998 and
$28,000 in 1997)...........................................                                         148,000
Cash ......................................................               3,563,000               3,479,000
Accounts receivable (net of allowance of $42,000 in 1998 and
1997)......................................................                  30,000                  75,000
Other assets...............................................                 578,000                 685,000
                                                                    ----------------        ---------------
         Total.............................................         $     7,096,000         $    13,385,000
                                                                    ----------------        ---------------

                         LIABILITIES
Liabilities:
      Mortgage loans.......................................         $                       $     1,271,000
      Security deposits....................................                   1,000                  52,000
      Accounts payable and other liabilities...............                  69,000                 630,000
      Reserve for estimated costs during the period of
      liquidation..........................................                 244,000                  40,000
                                                                    ----------------        ---------------

         Total liabilities.................................         $       314,000         $     1,993,000
                                                                    ----------------        ---------------
Minority interest in joint venture.........................                                       5,963,000
                                                                    ----------------        ---------------

Net assets ................................................         $     6,782,000         $     5,429,000
                                                                    ----------------        ---------------
                                                                    ----------------        ---------------



            See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST


                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1998 (LIQUIDATION BASIS),
            1997 (GOING-CONCERN BASIS) AND 1996 (GOING-CONCERN BASIS)

                                                                      1998              1997              1996
                                                             --------------    --------------    --------------
Rental revenues...................................... .       $  1,288,000      $  2,802,000      $  5,780,000
                                                             --------------    --------------    -------------
Operating expenses (including related party amounts of
$168,000, $250,000 and $478,000 in 1998, 1997 and 1996,
respectively):
      Operating.......................................             554,000           732,000        1,619,000
      Property tax....................................              66,000           189,000          483,000
      General and administrative......................             602,000           437,000          520,000
      Depreciation and amortization...................                               745,000        2,062,000
      Property management fees........................              52,000           106,000          197,000
      Loss on impairment of value.....................             477,000                          1,455,000
      Loss (gain) on sale of property.................          (4,984,000)          812,000         (772,000)
                                                             --------------    --------------    -------------
         Total operating expense (income).............          (3,233,000)        3,021,000        5,564,000
                                                             --------------    --------------    -------------
Operating income (loss)...............................           4,521,000          (219,000)         216,000
                                                             --------------    --------------    -------------
Other income/(expense):
      Interest income.................................             118,000           333,000          645,000
      Interest expense................................             (85,000)       (1,037,000)      (3,404,000)
      Reincorporation/merger expenses.................                              (147,000)        (230,000)
      Loss on lease termination.......................                                               (240,000)
                                                             --------------    --------------    -------------
         Total other income (expense)--net.............             33,000          (851,000)      (3,229,000)
                                                             --------------    --------------    -------------

Income (loss) before minority interest................           4,554,000        (1,070,000)      (3,013,000)
Minority interest in joint venture....................          (3,201,000)         (392,000)        (414,000)
                                                             --------------    --------------    -------------
Net income (loss).....................................        $  1,353,000      $ (1,462,000)     $(3,427,000)
                                                             --------------    --------------    -------------
                                                             --------------    --------------    -------------

Basic and diluted loss per share of beneficial interest      $       0.37      $       (0.39)     $    (0.92)
                                                             --------------    --------------    -------------
                                                             --------------    --------------    -------------

              See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST


               CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
            FOR THE YEARS ENDED DECEMBER 31, 1998 (LIQUIDATION BASIS),
             1997 (LIQUIDATION BASIS) AND 1996 (GOING-CONCERN BASIS)

                                         BENEFICIAL INTEREST              ADDITIONAL        ACCUMULATED
                                         ---------------------------
                                           SHARES           AMOUNT      PAID-IN CAPITAL      DEFICIT        NET ASSETS
                                         -----------   -------------   -----------------   -------------   ------------
Balance January 1, 1996............
                                          3,706,845      37,068,000        11,009,000      (37,328,000)
Net Loss...........................                                                         (3,427,000)
                                         -----------    ------------     -------------    --------------
Balance December 31, 1996..........       3,706,845      37,068,000        11,009,000      (40,755,000)     $7,322,000
Net Loss...........................                                                         (1,462,000)     (1,462,000)
                                         -----------    ------------     -------------    --------------   ------------
Balance December 31, 1997
(going-concern basis)..............       3,706,845     $37,068,000      $ 11,009,000     $(42,217,000)      5,860,000
                                         -----------    ------------     ------------     --------------   ------------
Adjustment to liquidation basis....                                                                           (431,000)
                                                                                                           ------------
Balance December 31, 1997
(liquidation basis)................                                                                          5,429,000
                                                                                                           ------------
Net Income.........................                                                                          1,353,000
                                         -----------                                                       ------------
Balance December 31, 1998
(liquidation-basis)................       3,706,845                                                         $6,782,000
                                         -----------                                                       ------------


                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1998 (LIQUIDATION BASIS), 1997
              (GOING-CONCERN BASIS) AND 1996 (GOING-CONCERN BASIS)

                                                               1998                 1997                1996
                                                     ---------------      ---------------     ---------------
Cash Flow from Operating Activities:
     Net income (loss).........................       $   1,353,000        $  (1,462,000)      $  (3,427,000)
     Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating
     activities:                                                                 630,000           1,716,000
       Depreciation............................
       Amortization of note receivable discount                                  (18,000)            (15,000)
       Amortization of deferred costs..........                                  115,000             343,000
       Minority interest in joint venture's               3,201,000              392,000             414,000
       operations..............................
       Provision for doubtful receivables......                                   54,000              77,000
       Loss (gain) on sale of property.........          (4,984,000)             812,000            (772,000)
       Loss on lease termination...............                                                      240,000
       Loss on impairment of value.............
                                                            477,000                                1,455,000
       Increase in reserve for estimated costs
       during the period of liquidation........             204,000
       Changes in operating assets and
       liabilities:                                        (567,000)          (1,247,000)           117,000
        Accounts payable and other liabilities.
        Security deposits......................                                  (16,000)            10,000
        Deferred lease commissions.............                                 (118,000)          (105,000)
        Deferred financing costs...............                                                     (25,000)
        Accounts receivable....................              45,000              263,000            293,000
        Other assets...........................             107,000               (8,000)            43,000
                                                      ---------------      --------------      ------------
Net cash provided (used) by operating activities           (164,000)            (603,000)           364,000
Cash Flow from Investing Activities:
       Decrease (Increase) in restricted cash..                                1,154,000
       Construction of properties..............            (594,000)            (718,000)          (347,000)
       Property acquisitions...................          (1,780,000)            (200,000)
       Collection or sale of notes receivable..             148,000              108,000             88,000
       Additions to notes receivable...........                                  (73,000)            (9,000)
       Proceeds from sale of Menlo Center......                                                   4,845,000
       Proceeds from sale of Monterey Plaza....                               10,961,000
       Proceeds from the sale of Kings Court &
       pad.....................................           3,985,000
                                                      ---------------      --------------      ------------
Net cash provided in investing activities......           1,759,000           11,232,000         4,577,000
                                                      ---------------      --------------      ------------
Cash Flow from Investing Activities:
       Proceeds from short-term notes..........             300,000              215,000           910,000
       Re-payment of mortgage loans............          (1,271,000)            (101,000)         (388,000)
       Re-payment of short-term notes..........            (300,000)          (7,915,000)       (4,400,000)
       Distributions to joint venture partner..            (240,000)            (360,000)         (360,000)
                                                      ---------------      --------------      ------------
Net cash used by financing activities..........          (1,511,000)          (8,161,000)       (4,238,000)
                                                      ---------------      --------------      ------------
     Increase in cash..........................              84,000            2,468,000           703,000
       Cash, January 1.........................           3,479,000            1,011,000           308,000
                                                      ---------------      --------------      ------------
       Cash, December 31.......................       $   3,563,000         $  3,479,000      $  1,011,000
                                                      ---------------      --------------      ------------

NON CASH INVESTING AND FINANCING:

     Assumption of mortgage note payable by buyers of Menlo Center for $10,730,000 in 1996 and Monterey Plaza Shopping Center for $18,371,000 in 1997.

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

         On February 4, 1998, the Trust's shareholders approved a Plan of Dissolution. As a result, the Trust's financial statements as of December 31, 1998 and December 31, 1997 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. Prior to December 31, 1997, the financial statements are presented on a going-concern (historical cost) basis.

         The net adjustment at December 31, 1997, required to convert from the going-concern basis to the liquidation basis of accounting, was a decrease in carrying value of $431,000, which is comprised of the following increases (decreases) in the carrying value of net amounts as of that date:


Estimated appreciation of commercial
properties..................................                 $     3,280,000

Deferral of estimated appreciation of
commercial properties.......................                      (3,280,000)

Record estimated liabilities associated
with carrying out the liquidation...........                         (40,000)
Write-off of deferred costs.................                        (391,000)
                                                             ---------------
Adjustment to liquidation basis.............                 $      (431,000)
                                                             ---------------


During 1998 an additional $204,000 was reserved for estimated cost during the period of liquidation.

             CONSOLIDATION

         The consolidated financial statements include the Trust and a joint venture ("Kingsco") in which the Trust has a 40% interest. The Trust sold its interest in Kings Court Shopping Center in August 1998. The joint venture is consolidated in the accompanying financial statements as the Trust has control over the joint venture's operations, including all leasing, renovation, sale or refinancing activities. All significant intercompany transactions and balances have been eliminated.

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

             PROPERTIES

         For going-concern basis prior to December 31, 1997, properties are stated at the lower of depreciated cost or estimated net realizable value from the operation and ultimate sale of such properties. Acquisition fees and interest incurred during construction periods are capitalized. Property and improvements acquired by the Trust in connection with its acquisition of a controlling interest in a joint venture are stated at amounts agreed upon among the partners at the date of acquisition, which approximated market value at such date. Depreciation is computed by the straight-line method over estimated useful lives, ranging from three to forty years. Properties and the related accumulated depreciation are removed from the accounts at the time of sale. The related gain or loss is included in the statement of operations. The determination of estimated realizable value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

         For liquidation basis as of December 31, 1998 and 1997, properties are stated at estimated net realizable value. Any related appreciated gain is deferred until realized. At December 31, 1998, the value of the Wanlass Shopping Center was $2,800,000 and the value of the developable pad in Redding, CA, was $125,000. At December 31, 1997, the estimated net realizable value of the Kings Court Shopping Center was $11,210,000, the Wanlass Shopping Center was $868,000 and the developable pad in Redding, CA, was $200,000.

             DEFERRED LEASE COMMISSIONS

         For going-concern basis, deferred lease commissions are amortized on a straight-line basis over the lives of the related leases, which range from two to forty years. For liquidation basis, deferred costs are expensed as incurred.

             DEFERRED FINANCING COSTS

         For going-concern basis, deferred financing costs represent loan fees and points paid to obtain certain mortgage financing. These amounts are amortized on a straight-line basis over the lives of the related loans, which range from six to ten years. For liquidation basis, deferred costs are expensed as incurred.

             OTHER ASSETS

         Other assets are primarily composed of expected reimbursements related to the clean up of a toxic spill at Kings Courts Shopping Center (see Note 16) and, prior to liquidation basis reporting, rental revenues in excess of amounts currently billed.

             INCOME TAXES

         The Trust qualifies as a real estate investment trust under the Internal Revenue Code. As such, no provision for income taxes has been made in the accompanying financial statements.

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

             BASIC AND DILUTED INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted income (loss) per share of beneficial interest, are computed by dividing net loss by the weighted average number of shares outstanding of 3,706,845 in 1998, 1997 and 1996.

2. INVESTMENT ADVISOR, PROPERTY MANAGEMENT AND SHAREHOLDER-SUPPORT SERVICES AGREEMENTS

         The Trust has entered into certain transactions with Collier Investment (the "Advisor"), which is both the investment advisor to the Trust and its real estate broker. Menlo Management Company, which manages the Trust's properties, was formerly affiliated with the Advisor. Robert C. Gould, an officer and Trustee of the Trust, is the owner of Menlo Management Company. California Bavarian Company, a privately held California corporation, provides shareholder communication and liaison support services to the Trust on a contractual basis for a monthly service fee. California Bavarian Company is not related to the Trust. However its director, Mark D. Mordell, is an agent of the Trust and he is compensated.

         The amended investment advisory agreement provides that, commencing January 1, 1994, the Trust pays to the Advisor an annual base advisory fee equal to 0.2% of the average gross invested assets of the Trust (as defined in the advisory agreement). The Advisor also may receive real estate brokerage commissions at negotiated rates in connection with the purchase, sale or refinancing of the Trust's properties. In July 1994, the Advisor offered to reduce the annual base advisory fee by 50% retroactive to January 1, 1994. As of June 1, 1997, the Investment Advisor provides his service at no cost to the Trust. The Investment Advisor also voluntarily waived real estate brokerage commissions in connection with the sale of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, the sale of Menlo Center, which was sold on February 29, 1996, the sale of Monterey Plaza Shopping Center, which sold on April 25, 1997, and the sale of Kings Court Shopping Center, which was sold on August 24, 1998.

         The investment advisory agreement also provides for a yearly incentive compensation payment to the Advisor equal to the sum of: (1) 10% of net realized capital gains, excluding any depreciation, less accumulated realized capital losses, if any; plus (2) 7.5% of the amount, if any, by which net income, before depreciation but excluding capital gains, exceeded a minimum base yield of 8.6% per annum on average net worth (as defined in the agreement) during the preceding calendar year. Net income for this purpose is after deduction of the regular fee, whether or not such fees were paid. No incentive compensation fees were paid to the Advisor in 1998, 1997 or 1996.

         The Trust has a property management agreement with Menlo Management Company to manage the Trust's properties for a percentage of gross rentals ranging from 4% to 5% for each property. In addition, for each property, Menlo Management Company receives leasing commissions based on a percentage of the total lease rental revenues, with certain minimum commission charges. Menlo Management Company is the lessee of office space in one of the Trust's properties, which was sold in 1996. The Trustees believe that the terms of the lease and property management agreements are comparable to terms the Trust would obtain from non-related parties.

         Menlo Management Company receives fees for administrative services provided to the Trust and development, planning and negotiating services in connection with development work at the Trust's properties.

Fees paid or payable to the Advisor and Menlo Management Company in 1998, 1997 and 1996 were as follows:


                                                          1998                 1997                 1996
                                                     -------------       -------------        --------------
ADVISOR
Advisory fee..................................       $                   $      17,000        $       50,000
MENLO MANAGEMENT COMPANY
Property management fees......................              52,000             106,000               197,000
Administrative services.......................              66,000             101,000               150,000
Due diligence fee - Kings Court ..............              50,000
Loan fees.....................................                                  26,000                81,000
Lease commissions.............................              57,000              79,000                82,000
                                                     -------------       -------------        --------------
         Total................................       $     225,000       $     329,000        $      560,000
                                                     -------------       -------------        --------------

3.       NOTES RECEIVABLE.

         Notes receivable consist of the following at December 31, 1998 and December 31, 1997:

                                                                     1998                 1997
                                                               --------------      --------------
               Unsecured loans (principally to tenants).       $      16,000        $     176,000
               Allowance for doubtful accounts..........             (16,000)             (28,000)
                                                               --------------      --------------
                        Total...........................       $           0        $     148,000
                                                               --------------      --------------

4.       SHORT-TERM NOTES.

         The Trust had certain notes payable to private limited partnerships, independent of the Trust, in which Menlo Management Company and/or Collier Investments has a general partnership interest. Interest of $2,000, $268,000 and $790,000 was paid on these notes in 1998, 1997 and 1996, respectively. At December 31, 1998, the Trust has no outstanding balances with any private partnerships.

5.       MORTGAGE LOANS.

         Kings Court Shopping Center paid in full its mortgage loan in August 1998 in connection with the sale of the center. Total interest paid in 1998, 1997 and 1996 was $83,000, $1,037,000 and $3,404,000.

6.       COMMERCIAL PROPERTY OPERATING LEASES.

         Space in the Trust's operating property is leased to tenants under operating leases. The lease agreements provide for fixed minimum rentals and generally include provisions for reimbursement of a portion of common area maintenance expenses, property taxes, insurance, and percentage rents. Minimum rentals under these leases at December 31, 1998 are as follows:

                   1999 .................   $  145,000
                   2000 .................      143,000
                   2001 .................      141,000
                   2002 .................      140,000
                   2003 .................      130,000
                   Thereafter ...........      593,000
                                           ------------
                        Total ...........   $1,292,000
                                           ------------

         Rental revenues in 1998, 1997 and 1996 included $150,000, $220,000 and $201,000 of contingent rentals based on individual tenants' sales volumes.

         For the years ending December 31, 1998, 1997 and 1996 rental revenues representing 29% in 1998, 14% in 1997 and 31% in 1996, of total revenues were earned from a single tenant at one of the Trust's properties.

7.       EL PORTAL SHOPPING CENTER.

         Between 1994 through 1996 El Portal suffered a complete reversal arising from the loss or closure of all of its anchor tenants. The resultant cash drain from the property prompted the Trust to suspend making any further mortgage payments to the Trust Deed Non-Recourse Note Holder, Nationwide Life Insurance Company. The unpaid balance of the mortgage loan was $4,438,000 at December 31, 1996. The lender accordingly took the step of placing the property in receivership as a part of its process to obtain fee title to the property. This step was also prompted by the discovery in 1995 of a toxic spill emanating from a former dry cleaner tenant, which probably occurred prior to the Trust's acquisition of the property. The property was officially confirmed into permanent receivership in January 1997, and the foreclosure process was completed in October 1997, and as a result the remaining indebtedness was extinguished. There is no residual equity in the El Portal Shopping Center and, during 1996, the Trust wrote down the carrying value by $987,000 (see Note 14).

8.       SALE OF MENLO CENTER.

         The Trust sold Menlo Center on February 29, 1996. The sales price was $16,200,000. The buyer assumed the existing financing in the amount of $10,730,000. After payment of closing costs, transfer taxes, real estate commissions and miscellaneous selling expenses, all totaling approximately $445,000, the net proceeds of approximately $4,845,000 were used to repay short-term debt and to provide working capital. Under the terms of the sale contract, the Trust is obligated to subsidize the buyer's net operating income to the extent necessary to assure the buyer of an 8.5% investment yield from the operation of Menlo Center. The liability for this subsidy amounted to $37,000 in 1996. The Trust has no further liability under this obligation.

9.       SALE OF MONTEREY PLAZA.

         The Trust sold Monterey Plaza Shopping Center for $24,957,000 and the Trust's five notes receivable for $4,606,000 to Pan Pacific Development (U.S.) Inc. ("Pan Pacific") on April 25, 1997. After assumption of the existing loan balance of approximately $18,371,000, the net cash proceeds to the Trust were $11,192,000 less closing costs from the transaction and repayment of short-term debt. As part of this transaction, Pan Pacific has become a co-obligor on the Promissory Note secured by a First Deed of Trust on the leasehold estate at Mt. Shasta Shopping Center. In September 1997, Pan Pacific paid the note in full and the Deed of Trust has been reconveyed. As a result, the Trust has no further obligation regarding this loan. In addition, as part of this transaction, Pan Pacific assumed responsibility during 1997 for an impound account totaling approximately $975,000 which was previously shown in restricted cash and accounts payable and other liabilities. In connection with the sale of Monterey Plaza Shopping Center, a loss of $812,000 was recorded. The Trust retains a residual liability in respect of anticipated costs of roofing repair to the Wal-Mart Store at Monterey Plaza Shopping Center. The residual liability is approximately $45,000 and represents roof and skylight repairs and upgrades. At December 31, 1998, Other Liabilities in the accompanying consolidated financial statements include $45,000 for such costs.

10.      SALE OF KINGS COURT SHOPPING CENTER.

             On August 24, 1998, the Trust sold all of its rights, title and interest in Kings Court Shopping Center for $10,650,000 to Federal Realty Partners, L.P., a Delaware limited partnership. The net cash proceeds to the Trust were $3,985,000 after closing costs of $275,000 from the transaction.

11.      SALE OF NOTE RECEIVABLE.

         The Trust assigned to Neptune Investment Company during 1998 a note receivable for $145,000. There was an insignificant gain on this transaction and the sale price was determined based on negotiations between the parties and a certain third party valuation.

12.      SALE OF THE SAN PABLO PAD.

         The Trust sold to Edward Margherlo during 1998 certain real property located on County Road #20 in San Pablo, California. The net cash proceeds to the Trust of $36,000, was recorded as a gain because the asset had a zero net book value.

13.      PURCHASE OF WANLASS SHOPPING CENTER

         On August 18, 1998, the Trust purchased for $1,780,000 the fee title to the land at the Wanlass Shopping Center. This purchase was required under the terms of the then existing ground lease between the Trust and the ground lessor. The Trust will dispose of this property when the redevelopment is complete. This is expected to occur during 1999.

14.      LOSS ON IMPAIRMENT OF VALUE.

         In 1998, loss on impairment of value for $477,000 comprised of the following components: $75,000 was due to the reduction in the carrying value of the parcel of land in Redding, CA (see Note 16); and $402,000 was the result of reduction in the carrying value of the Wanlass Shopping Center. In 1996, loss on impairment of value is comprised of the following components. First, El Portal Shopping Center's carrying value was reduced by $987,000 to $4,438,000 after depreciation (see Note 7). Second, the Trust's interest in the Westwood Village Note was written down by $468,000 to $600,000.

15.      REINCORPORATION/MERGER TRANSACTIONS.
         On January 10, 1997, the Trust entered into a definitive merger agreement with Pan Pacific Development (U.S.) Inc. whereby both entities agreed to contribute certain properties into a subsidiary of the Trust, Pacific Real Estate Investment Trust, Inc. On March 25, 1997, the agreement was terminated for failure of certain conditions. The Trust incurred expenses of $147,000 in 1997 and $230,000 in 1996.

16.      COMMITMENTS AND CONTINGENCIES.
         The Trust is no longer obligated on any land leases. Land lease expense totaled $214,000 in 1998, $238,000 in 1997, and $381,000 in 1996.

         In 1996, the Trust agreed to purchase a parcel of land it formerly leased, consisting of a 20,000 square feet parcel of land, capable of supporting a 5,000 square foot commercial building, located at the periphery of Westwood Village Shopping Center in Redding, CA. The Limited Partnership which owns the land agreed to sell the parcel to the Trust in exchange for a payment equal to the current estimated value of the land at $200,000 plus a lease termination fee of $240,000, based on the Trust's residual rental commitment, discounted to present value. The land acquisition and the lease termination fee were accrued in 1996 and paid in 1997. In 1998, the Trust received a letter of intent to purchase this land at a reduced value. The land value has been reduced by $75,000 to $125,000 based on current sale negotiations.

         In 1994, the Kingsco partnership initiated an environmental audit of the Kings Court Shopping Center property. The Phase One and Phase Two stages of the environmental audit identified certain dry cleaning solvents which had contaminated the ground water beneath the shopping center. Currently, a Phase III plan of remediation has been prepared with a proposed plan of action for clean up of the contamination expected to be completed in approximately two years or longer. The cost to Kingsco for the clean up was estimated to be $1,195,000 of which $1,153,000 has been expended through 1998. The Trust was not a partner of Kingsco at the time the contamination occurred, and for payment of the clean-up costs it intends to look to the seller of the Trust's 40% interest in Kingsco, Kingsco's insurance carriers at the time of the contamination, the other partners of Kingsco and the entity that caused the contamination. An insurance company has agreed to indemnify the costs of this clean up subject to a reservation of its rights to recover the costs thus indemnified. Reimbursements received from the insurance company under this agreement total $835,000. The Trust believes that the representations and warranties made by the seller in the agreement pursuant to which the Trust acquired its partnership interest give the Trust a cause of action against the seller for the clean-up costs to the extent such costs are not reimbursed by the insurance carriers. In addition the other partners in Kingsco have assumed full liability for the clean up costs under the terms of a Remediation Agreement entered into with the Trust in connection with the sale of the property to Federal Realty Partners LP. The Regional Water Quality Control Board has approved the interim plan of remediation and remediation has commenced. Accordingly, $360,000 is reflected in the accompanying consolidated balance sheet at December 31, 1998 as Other Assets, for expected reimbursements. On August 24, 1998, the Trust sold all of its rights, title and interest in Kings Court Shopping Center to Federal Realty Partners, LP a Delaware limited partnership.

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

         In August 1998, the Trust and Kingsco purchased insurance protection from American Insurance Group to protect the Trust from cost overruns associated with the clean up of both the dry cleaners and the Exxon contamination.

         The Trust has also become aware of a spill from a former dry cleaning establishment at El Portal Shopping Center. This spill probably occurred prior to the Trust's ownership of the property. Nationwide Life Insurance

Company foreclosed the property in 1997, which now holds fee title to the center. The Trust still retains liability for toxic pollution as a potentially responsible party. The Contra Costa County Regional Water Quality Control Board has approved a clean-up remediation plan proposed by the Trust. The cost of clean up and timetable have not yet been finalized, however, based on current knowledge; the cost is not expected to exceed $100,000. This sum has been paid to Nationwide Life Insurance Company, in exchange for a release of liability in favor of the Trust from the subsequent buyer of the property and the former lender. The residual legal liability to the Trust is considered to be insignificant.

         A parcel of land, in San Pablo, California (the Wanlass property), which the Trust purchased in August 1998, has been contaminated with a gasoline spill from an adjacent property. The source of contamination has been identified and Atlantic-Richfield Company, Inc. ("ARCO") has issued a letter of indemnification for the Trust's benefit respecting all financial and legal liability arising from this contamination.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Mr. Wilcox Patterson, age 58, was elected a Trustee in 1980, and President of the Trust in May 1985. Mr. Patterson is a director of Grove Farm Company, Inc.; a sugar plantation and real estate Development Corporation located on Kauai in the Hawaiian Islands. He is also an independent real estate manager and investor. Mr. Patterson served as Regional Vice President of Northern California Savings and Loan Association between April 1979 and September 1980. Prior to that appointment, he served as a Vice President and Manager of the Menlo Park branch of Northern California Savings and Loan Association. In these capacities, he gained considerable experience in real estate financing.

         Mr. John H. Hoefer, age 83, was elected a Trustee in 1982 and Vice President in June 1988. Mr. Hoefer is a Rear Admiral, United States Naval Reserve. He was founder of Hoefer, Dieterich and Brown, Inc., an advertising agency in San Francisco, and was its Chairman at the time of its merger with Chiat/Day, Inc. in 1979. He was also a Chairman of Chiat/Day, Inc. (San Francisco).

         Mr. Harry E. Kellogg, age 75, who has served as a Trustee and Treasurer of the Trust since the date of its inception, was an initial investor. Mr. Kellogg was elected Executive Vice President of the Trust on December 5, 1978, was President from February 1980 to May 1985, and was elected Secretary of the Trust on September 17, 1998. Mr. Kellogg has served as Trustee of the Seattle Retail Clerks Union Pension Fund, the GEMCO Retail Clerks Union Pension Trust Fund and is the former Vice President--Finance and Secretary of Leslie Salt Co., a salt production company, with extensive real estate holdings in the San Francisco Bay Area. At Leslie Salt Co., from which he retired in 1979, Mr. Kellogg was responsible for the financial, administrative and tax matters of the company.

         Mr. William S. Royce, age 80, has been an investor in the Trust since 1964, was elected a Trustee in 1980, and was Secretary from June 15, 1988 to September 17, 1998. Mr. Royce is an independent management consultant specializing in business planning and regional economic development. He retired in 1984 from SRI International (Stanford Research Institute).

         Mr. Robert C. Gould, age 54, was elected a Trustee and appointed Vice President in June 1989 and has previously served as a Vice President and Secretary of the Trust from 1985 through 1988. Mr. Gould is President and a director of Menlo Management Company of which he is the sole owner. Prior to his employment with Menlo Management, he was a real estate manager with a subsidiary of the Royal Dutch/Shell Group of Companies. He is a licensed California real estate broker.

ITEM 11.  EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1998, there were no officers and/or Trustees whose aggregate direct remuneration exceeded $100,000. With respect to the President of the Trust, aggregate direct remuneration, consisting of fees for services performed as a Trustee, paid during the last three fiscal years was as follows:

                   NAME AND                                      AGGREGATE DIRECT
                   PRINCIPAL POSITION               YEAR         REMUNERATION
                   ----------------------------------------------------------------
                   Wilcox Patterson,                1998         $      0
                   President                        1997         $  6,750
                                                    1996         $ 16,200

         During fiscal 1998, aggregate direct remuneration paid to all Trustees and Officers, as a group (five persons) was $0. In June 1997, the Board of Trustees voted to discontinue all salaries and fees to the Officers and Trustees.

         None of the Trustees or executive officers of the Trust has failed to file, on a timely basis, reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as to each of the Trustees the number of Trust Shares owned, directly or indirectly, by him on December 31, 1998. No person is known by the Trust to be the beneficial owner of more than five percent of the Trust's outstanding Trust Shares. Each person identified in the table has sole voting and investment power with respect to all Trust Shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise indicated, the address of each person listed below is 1010 El Camino Real, Suite 210, Menlo Park, California 94025.

                                                    NUMBER OF SHARES              PERCENT OF
            NAME                                   BENEFICIALLY OWNED              CLASS(1)
            ---------------------------------------------------------------------------------------
            John H. Hoefer                              68,003                     1.835%
            Harry E. Kellogg (2)                         7,293                      .197%
            Wilcox Patterson (3)                        27,900                      .753%
            William S. Royce (2)                         2,708                      .073%
            Robert C. Gould                              1,471                      .040%

(1)      Based on 3,706,845 Trust Shares outstanding as of December 31, 1998.

(2)      Voting and investment powers are shared.

(3) Includes 21,584 Trust Shares owned by members of Mr. Patterson's family as to which Mr. Patterson disclaims any beneficial ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INCENTIVE COMPENSATION PLAN

         For 1990 and thereafter, the Trustees have approved an incentive compensation plan for Robert C. Gould, Trustee and Vice President of the Trust. For 1998, 1997 and 1996, the incentive compensation program resulted in no bonus payment to Mr. Gould.

INVESTMENT ADVISOR, PROPERTY MANAGEMENT AGREEMENTS AND SALES SUPPORT SERVICES AGREEMENT

         Collier Investment acts as both investment advisor and real estate broker for the Trust. Menlo Management manages the Trust's properties. Collier Investment is a proprietorship of Charles R. Collier. Robert C. Gould, who is a Trustee and Vice President of the Trust, owns Menlo Management Company. See Note 2 of Notes to Consolidated Financial Statements for a description of the compensation paid to Collier Investment and Menlo Management during the fiscal year ended December 31, 1998. Beginning on January 1, 1994, a revised investment advisory agreement became effective, which provides for a base advisory fee to Collier Investment of 1/5 of 1% of gross Trust assets. In July 1994, at Mr. Collier's request this fee was reduced by 50% to 1/10 of 1% of gross Trust assets retroactive to January 1, 1994. As of June 1997, Mr. Collier receives no compensation for his service. Mr. Collier also voluntarily waived his right to receive any real estate brokerage commissions as a result of the sales of Lakeshore Plaza Shopping Center, which was sold on March 13, 1995, Menlo Center, which was sold on February 29, 1996, Monterey Plaza Shopping Center, which was sold April 25, 1997, and Kings Court Shopping Center, which was sold August 24, 1998.

LOANS FROM AFFILIATES OF MENLO MANAGEMENT COMPANY

         Due to the shortage or unavailability of equity financing, the Trust obtained short-term financing at competitive rates to provide working capital and to complete the development of its Lakeshore Plaza Shopping Center through a group of private limited partnerships. At December 31, 1998, there was no outstanding balance. Interest of $2,000, $268,000 and $790,000 was paid on these notes in 1998, 1997 and 1996, respectively.

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

(b) REPORTS ON FORM 8-K. Report on Form 8-K was filed by the Trust on February 4, 1998 and September 8, 1998.

(c)  EXHIBITS:


             TABLE REFERENCE           EXHIBIT                  LOCATION
             ---------------------------------------------------------------------------------
             3 and 4                   Declaration of           Incorporated by reference from
                                       Trust and Amendments     Form 10 and Form 8-K of May 4,
                                                                1982

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

                                PACIFIC REAL ESTATE INVESTMENT TRUST
                                         Registrant

                                BY:      WILCOX PATTERSON
                                     --------------------------------------
                                         WILCOX PATTERSON, PRESIDENT
                                         (PRINCIPAL EXECUTIVE OFFICER)

                                BY:      HARRY E KELLOGG
                                     --------------------------------------
                                         HARRY E. KELLOGG, SECRETARY AND
                                         TREASURER (PRINCIPAL FINANCIAL AND
                                         ACCOUNTING OFFICER)

Date:  March 18, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signatures                                      Date


     WILCOX PATTERSON                                        March 18, 1999
     ------------------------------------------------
     WILCOX PATTERSON, PRESIDENT AND TRUSTEE



     HARRY E KELLOGG                                         March 18, 1999
     ------------------------------------------------
     HARRY E KELLOGG, SECRETARY, TREASURER AND TRUSTEE



     ROBERT C. GOULD                                         March 18, 1999
     ------------------------------------------------
     ROBERT C. GOULD, VICE PRESIDENT AND TRUSTEE



     WILLIAM S. ROYCE                                        March 18, 1999
     ------------------------------------------------
     WILLIAM S. ROYCE, TRUSTEE


     JOHN H. HOEFER                                          March 18, 1999
     ------------------------------------------------
     JOHN H. HOEFER, VICE PRESIDENT AND TRUSTEE