Form 10-Q
period 1999-03-31
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1999-05-06
CIK 230437

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTER MARCH 31, 1999


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

                         $10 Par Value, 3,706,845 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               (LIQUIDATION BASIS)

                                   (UNAUDITED)

ITEM I - FINANCIAL STATEMENTS

                                                                             THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                               MARCH 31, 1999      MARCH 31, 1998
Rental revenues............................................................  $         46,000    $       406,000
                                                                             ------------------  ----------------
Operating expenses (including related party amounts of $19,000 and $76,000 in 1999 and 1998 respectively):

       Operating...........................................................            15,000            187,000
       Property tax........................................................             5,000             23,000
       General and administrative..........................................           118,000             95,000
       Property management fees............................................             2,000             15,000
                                                                             ------------------  ----------------
                  Total operating expenses.................................           140,000            320,000
                                                                             ------------------  ----------------
Operating income (loss)....................................................           (94,000)            86,000
                                                                             ------------------  ----------------
Other income/(expense):

       Interest income.....................................................            38,000             23,000
       Interest expense....................................................                              (32,000)
                                                                             ------------------  ----------------
         Total other income/(expense)......................................            38,000             (9,000)
                                                                             ------------------  ----------------

Income (loss) before minority interest & income tax........................            (56,000)           77,000
                                                                             ------------------  ----------------
Minority interest in joint venture.........................................                             (141,000)

Income tax.................................................................           (65,000)

Net loss...................................................................  $       (121,000)   $       (64,000)
                                                                             ==================  ================


Basic and diluted loss per share of beneficial interest....................  $          (0.03)   $         (0.02)
                                                                             ==================  ================

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF NET ASSETS

                               (LIQUIDATION BASIS)

                                   (UNAUDITED)

                                ASSETS
                                                                          MAR 31, 1999              DEC 31, 1998
                                                                      ----------------          ----------------
   Investment in commercial properties:

          Land.................................................       $       1,650,000         $      1,650,000
          Buildings and improvements...........................               1,295,000                1,275,000
                                                                      ------------------        -----------------
          Commercial properties - net..........................               2,945,000                2,925,000

   Cash........................................................               3,466,000                3,563,000
   Accounts receivable (net of allowance of $33,000 in 1999
   and $42,000 in 1998.........................................                  13,000                   30,000
   Other assets................................................                 555,000                  578,000
                                                                      ------------------        -----------------
            Total..............................................       $       6,979,000         $      7,096,000
                                                                      ------------------        -----------------

                              LIABILITIES

   Liabilities:

         Security deposits.....................................       $           1,000         $          1,000
         Accounts payable and other liabilities................                  73,000                   69,000
         Reserve for estimated costs during the period of
         liquidation...........................................                 244,000                  244,000
                                                                      ------------------        -----------------
            Total liabilities..................................                 318,000                  314,000
                                                                      ------------------        -----------------

   Net assets..................................................       $       6,661,000         $      6,782,000
                                                                      ==================        =================

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (LIQUIDATION BASIS)

                                   (UNAUDITED)

                      For the three months ended March 31,

                                                                          1999                     1998
                                                                  --------------------   ----------------------
   Cash Flow from Operating Activities:
      Net loss...............................................     $          (121,000)   $             (64,000)
      Adjustments to reconcile net loss to net cash used by
        Operating activities:
        Minority interest in joint venture's operations......                                          141,000
      Changes in operating assets and liabilities:
        Accounts payable and other liabilities...............                   4,000                 (291,000)
        Security deposits....................................                                           (1,000)
        Accounts receivable..................................                  17,000                   45,000
        Other assets.........................................                  23,000                  (25,000)
                                                                  --------------------   ----------------------
   Net cash used by operating activities.....................                 (77,000)                (195,000)
                                                                  --------------------   ----------------------
   Cash Flow from Investing Activities:
        Construction of properties...........................                 (20,000)                (112,000)
        Collection of notes receivable.......................                                            5,000
                                                                  --------------------   ----------------------
   Net cash used in investing activities.....................                 (20,000)                (107,000)
                                                                  --------------------   ----------------------
    Cash Flow from Financing Activities:
        Re-payment of mortgage loans.........................                                           (9,000)
        Distributions to joint venture partner...............                                         (120,000)
   Net cash used by financing activities.....................                                         (129,000)
                                                                  --------------------   ----------------------
      Decrease in cash.......................................                 (97,000)                (431,000)
        Cash, January 1......................................               3,563,000                3,479,000
                                                                  --------------------   ----------------------
        Cash, March 31.......................................     $         3,466,000    $           3,048,000
                                                                  ====================   ======================

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                   (UNAUDITED)

Basis of Presentation

     The accompanying unaudited financial statements include all adjustments, which are, in the opinion of management, necessary for fair presentation of the Trust's financial position, including changes therein, and results of operations for the interim period reported upon. Such statements have been prepared from the Trust's accounting records in accordance with the instructions to Form 10-Q.

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

Wanlass Shopping Center

     In 1998, the Trust purchased the fee title to the land at the Wanlass Shopping Center. The purchase was required under the terms of the then existing ground lease between the Trust and the ground lessor. The Trust will dispose of the property when the redevelopment is complete. This is expected to occur during 1999.

Related Party Transactions

     Fees paid or payable to Menlo Management Company for three months ended March 31, 1999 and 1998 are as follows:

                                                 1999                   1998
                                          -----------------      -----------------
   MENLO MANAGEMENT COMPANY
   Property management fees.........      $          2,000       $         15,000
   Administrative services..........                17,000                 17,000
   Lease commissions................                                       44,000
                                          -----------------      -----------------
        Total.......................      $         19,000       $         76,000
                                          =================      =================

Basic and Diluted Loss Per Share of Beneficial Interest

Basic and diluted loss income per share of beneficial interest is computed by dividing net loss by the weighted average number of shares outstanding for the three months ended March 31, 1999 and 1998 were as follows:

                                                             1999              1998
                                                             ----              ----
       Weighted average number of shares outstanding       3,706,845         3,706,845


                      PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

     (1) LIQUIDITY AND CAPITAL RESOURCES:

Cash flow used by operating activities was $77,000 for the three months ended March 31, 1999 as compared to cash flow used by operating activities of $195,000 for the three months ended March 31, 1998. The net change is primarily due to the change in expense levels resulting from the sale of Kings Court Shopping Center in 1998.

Cash flow used by investing activities was $20,000 for the three months ended March 31, 1999 compared to $107,000 for the three months ended March 31, 1998. The net change was primarily the result of a decrease in construction costs at the Wanlass property.

Cash flow used by financing activities was zero for the three months ended March 31, 1999 as compared to $129,000 for the three months ended March 31, 1998. The decrease is primarily due to the re-payment of the Kings Court mortgage debt and distribution to joint venture partners in 1998.

     (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1999 VS. 1998:

Net loss for the three months ended March 31, 1999 was $121,000 as compared to a net loss of $64,000 for the three months ended March 31, 1998, an increased loss of $58,000.

During the first three months rental revenues decreased from $406,000 in 1998 to $46,000 in 1999, a decrease of $360,000 or 89%. This decrease resulted from the sale of Kings Court Shopping Center in August 1998

Operating expenses decreased from $187,000 in 1998 to $15,000 in 1999, a decrease of $172,000 or 92%. Property taxes decreased from $23,000 in 1998 to $5,000 in 1999, a decrease of $18,000, or 78%. Property management fees decreased from $15,000 in 1998 to $2,000 in 1999, a decrease of $13,000, or 87%.
Each of these decreases resulted primarily from the sale of Kings Court Shopping Center in August 1998.

General and administrative expense increased from $95,000 in 1998 to $118,000 in 1999, an increase of $23,000 or 24%. The increase in 1999 is the result of insurance expense related to the liquidation.

Interest income increased by $15,000, or 65%, from $23,000 in 1998 to $38,000 in 1999, as a result of cash received from the sale of Kings Court Shopping Center in August 1998.

Interest expense decreased by $32,000, or 100%, from $32,000 in 1998 to zero in 1999, due to the re-payment of the Kings Court mortgage debt in 1998.

    ITEM 6 (B) - Report on Form 8K - None for the three months ended March 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                   PACIFIC REAL ESTATE INVESTMENT TRUST


Date:                              By:
     ----------------------           ---------------------------------
                                               Robert Ch. Gould
                                               VICE PRESIDENT


Date:                              By:
     ----------------------           ---------------------------------
                                               Harry E. Kellogg
                                               SECRETARY AND TREASURER