Form 10-Q
period 1999-06-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1999-08-06
CIK 230437

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       FOR THE QUARTER ENDED JUNE 30, 1999



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
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

ITEM I - FINANCIAL STATEMENTS                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   ------------------               ----------------
                                                                JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                                                -------------   -------------   -------------   -------------
                                                                 (LIQUIDATION   (LIQUIDATION     (LIQUIDATION   (LIQUIDATION
                                                                    BASIS)         BASIS)           BASIS)         BASIS)
Rental revenues............................................     $ 48,000       $  465,000       $ 94,000       $  871,000
                                                                ----------     -----------      ----------     -----------
Operating expenses (including related party amounts of
$64,000 for the three months ended June 30, 1999, $32,000
for the three months ended June 30, 1998, $82,000 for the
six months ended June 30, 1999 and $108,000 for the
six months ended June 30, 1998)
      Operating............................................        53,000         143,000          68,000         330,000
      Property tax.........................................         5,000          23,000          10,000          46,000
      General and administrative...........................       129,000          78,000         247,000         173,000
      Property management fees............................          3,000          16,000           5,000          31,000
      Loss (gain) on property sale.........................                       (36,000)                        (36,000)
                                                                ----------     -----------      ----------     -----------
         Total operating expenses..........................       190,000         224,000         330,000         544,000
                                                                ----------     -----------      ----------     -----------
Operating income (loss)....................................      (142,000)        241,000        (236,000)        327,000
                                                                ----------     -----------      ----------     -----------
Other income/(expense):
      Interest income......................................        35,000          24,000          73,000          47,000
      Interest expense.....................................                       (33,000)                        (65,000)
                                                                ----------     -----------      ----------     -----------
       Total other income/(expense)........................        35,000          (9,000)         73,000         (18,000)
                                                                ----------     -----------      ----------     -----------
Net income (loss) before minority interest.................      (107,000)        232,000        (163,000)        309,000
                                                                ----------     -----------      ----------     -----------
Minority interest in joint venture.........................                      (172,000)                       (313,000)
Income tax.................................................                                       (65,000)
                                                                ----------     -----------      ----------     -----------
Net income (loss)..........................................     $(107,000)      $  60,000       $(228,000)     $   (4,000)
                                                                ----------     -----------      ----------     -----------
                                                                ----------     -----------      ----------     -----------
Basic and diluted income (loss) per share of beneficial
   interest................................................     $   (0.03)     $     0.02       $   (0.06)     $    (0.00)
                                                                ----------     -----------      ----------     -----------
                                                                ----------     -----------      ----------     -----------

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF NET ASSETS
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)

                                ASSETS
                                                                          JUNE 30,1999              DEC 31, 1998
                                                                      ------------------        -----------------
   Investment in operating commercial properties:
          Land.................................................       $      1,650,000          $       1,650,000
          Buildings and improvements...........................              1,344,000                  1,275,000
                                                                      ------------------        -----------------
          Commercial properties - net..........................              2,994,000                  2,925,000
   Cash........................................................              3,637,000                  3,563,000
   Accounts receivable (net of allowance of $33,000 in 1999
   and $42,000 in 1998)........................................                 12,000                     30,000
   Other assets................................................                177,000                    578,000
                                                                      ------------------        -----------------
            Total..............................................       $      6,820,000          $       7,096,000
                                                                      ------------------        -----------------
                                                                      ------------------        -----------------
                             LIABILITIES
         Security deposits.....................................       $          4,000          $           1,000
         Accounts payable and other liabilities................                 18,000                     69,000
         Reserve for estimated costs during the period of
         liquidation...........................................                244,000                    244,000
                                                                      ------------------        -----------------
            Total liabilities..................................                266,000                    314,000
                                                                      ------------------        -----------------
   Net assets..................................................       $      6,554,000          $       6,782,000
                                                                      ------------------        -----------------
                                                                      ------------------        -----------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            1999                       1998
                                                                   -------------------         -------------------
                                                                   (liquidation basis)         (liquidation basis)
   Cash Flow from Operating Activities:
        Net loss.............................................      $         (228,000)         $           (4,000)
        Adjustments to reconcile net loss to net
        cash provided (used) by operating
        activities:
          Minority interest in joint venture's operations....                                              313,000
          Gain on sale of property...........................                                              (36,000)
        Changes in operating assets and liabilities
          Accounts payable and other liabilities.............                  (51,000)                   (465,000)
          Security deposits..................................                    3,000                       2,000
          Accounts receivable................................                   18,000                      52,000
          Other assets.......................................                  401,000                     136,000
                                                                   --------------------        --------------------
   Net cash provided (used) by operating activities..........                  143,000                      (2,000)
                                                                   --------------------        --------------------
   Cash Flow from Investing Activities:
          Construction of properties.........................                  (69,000)                   (463,000)
          Collection of notes receivable.....................                                                9,000
          Proceeds from the sale of property.................                                               36,000
                                                                   --------------------        -------------------
   Net cash used by investing activities.....................                  (69,000)                   (418,000)
                                                                   --------------------        --------------------
   Cash Flow from Financing Activities:
          Re-payment of mortgage loans.......................                                              (18,000)
          Distributions of joint venture partner.............                                             (180,000)
                                                                   --------------------        --------------------
   Net cash used by financing activities.....................                                             (198,000)
                                                                   --------------------        --------------------
        Increase (decrease) in cash..........................                   74,000                    (618,000)
          Cash, January 1....................................                3,563,000                   3,479,000
                                                                   --------------------        --------------------
          Cash, June 30......................................      $         3,637,000         $         2,861,000
                                                                   --------------------        --------------------
                                                                   --------------------        --------------------

                See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation
       The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for fair presentation of the Trust's financial position, including changes therein, and results of operations for the interim period reported upon. Such statements have been prepared from the Trust's accounting records in accordance with the instructions to Form 10-Q.

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

 Related Party Transactions
       Fees paid or payable to Menlo Management Company for three months and six months ended 1999 and 1998 were as follows:

                                                             Three months ended                   Six months ended
                                                       June 30, 1999    June 30, 1998      June 30, 1999     June 30, 1998
                                                     ---------------------------------------------------------------------
MENLO MANAGEMENT COMPANY
Property management fees......................       $        3,000   $        16,000    $         5,000   $       31,000
Administrative services.......................               17,000            16,000             33,000           33,000
Lease commissions.............................               44,000                               44,000           44,000
                                                     --------------   ---------------    ---------------   --------------
       Total..................................       $       64,000   $        32,000    $        82,000   $      108,000
                                                     --------------   ---------------    ---------------   --------------
                                                     --------------   ---------------    ---------------   --------------

Basic and diluted income (loss) Per Share of Beneficial Interest

       Basic and diluted income (loss) per share of beneficial interest, computed by dividing net income (loss) by the weighted average number of shares outstanding, for the three months and six months ended June 30, 1999 and 1998 were as follows:

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

                      PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

(1)   LIQUIDITY AND CAPITAL RESOURCES:

Cash flow provided by operating activities was $143,000 for the six months ended June 30, 1999 as compared to cash flow used by operating activities of $2,000 for the six months ended June 30, 1998. The net change is primarily due to the change in expense levels resulting from the sale of Kings Court Shopping Center in 1998.

Cash flow used by investing activities was $69,000 for the six months ended June 30, 1999 compared to $418,000 for the six months ended June 30, 1998. The net change is primarily the result of a decrease in construction costs at the Wanlass property.

Cash flow used by financing activities was zero for the six months ended June 30, 1999 as compared to $198,000 for the six months ended June 30, 1998. The decrease is primarily due to the re-payment of the Kings Court mortgage debt and distribution to joint venture partners in 1998.


(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998:

Net loss for the six months ended June 30, 1999 was $228,000 as compared to a net loss of $4,000 for the six months ended June 30, 1998.

During the first six months rental revenues decreased from $871,000 in 1998 to $94,000 in 1999, a decrease of $777,000 or 89%. This decrease resulted from the sale of Kings Court Shopping Center in August 1998.

Operating expenses decreased from $330,000 in 1998 to $68,000 in 1999, a decrease of $262,000 or 79%. Property taxes decreased from $46,000 in 1998 to $10,000 in 1999, a decrease of $36,000, or 78%. Property management fees decreased from $31,000 in 1998 to $5,000 in 1999, a decrease of $26,000, or 84%.
Each of these decreases resulted from the sale of Kings Court Shopping Center in August 1998

General and administrative expense increased from $173,000 in 1998 to $247,000 in 1999, an increase of $74,000 or 43%. The increase in 1999 is the result of insurance expense related to the liquidation.

Interest income increased from $47,000 in 1998 to $73,000 in 1999, an increase of $26,000, or 55%. The net change is the result of cash received from the sale of Kings Court Shopping Center in August 1998.

Interest expense decreased from $65,000 in 1998 to zero in 1999, a decrease of $65,000, or 100%. The decrease was due to the re-payment of the Kings Court Shopping Center mortgage debt in August 1998.

Material changes for the three months ended June 30, 1999 as compared to 1998 were for the same reason in relative proportionate amounts as those shown for the six months.

ITEM 6 (B) - Report on Form 8K -- None was filed for the six months ended June 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                           PACIFIC REAL ESTATE INVESTMENT TRUST






Date:  August 6, 1999                       By:      ROBERT CH. GOULD
      ---------------                          -----------------------
                                                     Robert Ch. Gould
                                                      VICE PRESIDENT





Date:  August 6, 1999                       By:      HARRY E. KELLOGG
      --------------------                     -----------------------
                                                    Harry E. Kellogg
                                                     TREASURER