Form 10-Q
period 1999-09-30
PACIFIC REAL ESTATE INVESTMENT TRUST INC
filed 1999-11-10
CIK 230437

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



                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



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

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

ITEM I - FINANCIAL STATEMENTS

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                ------------------                 -----------------

                                                          SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                                               1999             1998              1999            1998
                                                          -------------    -------------      -------------   -------------
                                                           (LIQUIDATION     (LIQUIDATION       (LIQUIDATION    (LIQUIDATION
                                                               BASIS)           BASIS)             BASIS)          BASIS)
Rental revenues......................................    $       45,000     $    358,000       $   139,000    $   1,229,000
                                                        ----------------  --------------      -------------   -------------
Operating expenses (including related party amounts of
$33,000 for the three months ended September 30, 1999
$48,000 for the three months ended September 30, 1998
$115,000 for the nine months ended September 30, 1999
and $156,000 for the nine months ended September 30,
1998)
      Operating....................................              34,000          183,000           102,000          513,000
      Property tax................................                5,000           19,000            15,000           65,000
      General and administrative ..................             130,000           82,000           377,000          255,000
      Property management fees...................                 3,000           20,000             8,000           51,000
      Loss (gain) on property sale ................             393,000       (4,948,000)          393,000       (4,984,000)
                                                        ----------------  --------------      -------------   -------------
         Total operating expenses/(income) ........             565,000       (4,644,000)          895,000       (4,100,000)
                                                        ----------------  --------------      -------------   -------------

Operating income (loss).............................           (520,000)       5,002,000          (756,000)       5,329,000
                                                        ----------------  --------------      -------------   -------------

Other income /(expense):
      Interest Income..............................              40,000           34,000           113,000           81,000
      Interest expense...........................                                (20,000)                           (85,000)
                                                        ----------------  --------------      -------------   -------------
         Total other income/(expense) ..............             40,000           14,000           113,000           (4,000)
                                                        ----------------  --------------      -------------   -------------

Net income (loss) before minority interest..........           (480,000)       5,016,000          (643,000)       5,325,000
                                                        ----------------   -------------      -------------   -------------

Minority interest in joint venture...............                             (2,888,000)                        (3,201,000)

Income Tax........................................                1,000                             66,000

Net Income (loss)....................................   $      (481,000)   $   2,128,000       $  (709,000)    $  2,124,000
                                                        ================   =============       ============    ============

Basic and diluted income (loss) per share of beneficial
interest ..........................................     $         (0.13)   $        0.57       $     (0.19)    $      (0.57)
                                                        ================   =============       ============    =============

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF NET ASSETS
                               (LIQUIDATION BASIS)

                                   (UNAUDITED)



                                ASSETS

                                                                        SEPT 30, 1999             DEC 31, 1998
                                                                      -----------------         ----------------
   Investment in operating commercial properties:
          Land.................................................       $          600,000        $      1,650,000
          Buildings and improvements...........................                                        1,275,000
                                                                      ------------------        ----------------
          Commercial properties - net..........................                  600,000               2,925,000


   Cash........................................................                5,614,000               3,563,000
   Accounts receivable (net of allowance of $43,000 in 1998
   and $42,000 in 1997)........................................                    4,000                  30,000
   Other assets................................................                  119,000                 578,000
                                                                      ------------------        ----------------

            Total..............................................       $        6,337,000        $      7,096,000
                                                                      ==================        ================

                             LIABILITIES

   Liabilities:
         Security deposits.....................................       $                         $          1,000
         Accounts payable and other liabilities................                   20,000                  69,000
         Reserve for estimated costs during the period of
         liquidation...........................................                  244,000                 244,000
                                                                      ------------------        ----------------
            Total liabilities..................................                  264,000                 314,000
                                                                      ------------------        ----------------

   Net assets..................................................       $        6,073,000        $      6,782,000
                                                                      ==================        ================

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                            1999                    1998
                                                                   --------------------    --------------------
                                                                    (liquidation basis)     (liquidation basis)
   Cash Flow from Operating Activities:
        Net income (loss)....................................      $        (709,000)      $        2,124,000
        Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
          Minority interest in joint venture's operations....                                       3,201,000
          Loss (gain) on sale of property....................                393,000               (4,984,000)
          Changes in operating assets and liabilities
          Accounts payable and other liabilities.............                (49,000)                (505,000)
          Security deposits..................................                  3,000
          Accounts receivable................................                 26,000                   74,000
          Other assets.......................................                427,000                   89,000
                                                                   --------------------    ------------------
   Net cash provided (used) by operating activities..........                 91,000                   (1,000)
                                                                   --------------------    ------------------
   Cash Flow from Investing Activities:
          Decrease in restricted cash........................
          Construction of properties.........................                (52,000)                (560,000)
          Property acquisitions..............................                                      (1,688,000)
          Collection of notes receivable.....................                                         147,000
          Proceeds from the sale of property.................              2,012,000                3,985,000
                                                                   --------------------    ------------------
   Net cash provided in investing activities.................              1,960,000                1,884,000
                                                                   --------------------    ------------------
   Cash Flow from Financing Activities:
          Proceeds from short-term notes.....................                                         300,000
          Re-payment of mortgage loans.......................                                      (1,271,000)
          Re-payment of short-term notes.....................                                        (300,000)
          Distributions of joint venture partner.............                                        (240,000)
                                                                   --------------------    ------------------
   Net cash used by financing activities.....................                      -               (1,511,000)
                                                                   --------------------    ------------------
        Increase in cash.....................................              2,051,000                  372,000
          Cash, January 1....................................              3,563,000                3,479,000
                                                                   --------------------    ------------------
          Cash, September 30.................................      $       5,614,000       $        3,851,000
                                                                   ====================    ==================

                 See notes to consolidated financial statements.

                      PACIFIC REAL ESTATE INVESTMENT TRUST

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                   (UNAUDITED)

Basis of Presentation

       The accompanying unaudited financial statements include all adjustments that are, in the opinion of management necessary for fair presentation of the Trust's financial position, including changes therein, and results of operations for the interim period reported upon. Such statements have been prepared from the Trust's accounting records in accordance with the instructions to Form 10-Q.

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

The Sale of the Wanlass Shopping Center Parcels and the Westwood Village Pad

       In 1998, the Trust purchased the fee title to the land at the Wanlass Shopping Center, located in San Pablo, California, for $1,780,000. This purchase was required under the terms of the then existing ground lease between the Trust and the seller who was also the ground lessor. The land was subsequently subdivided into three separate parcels described as Parcel I, II and III on the map of subdivision M.S. 354-98, filed on June 17, 1999 in book 177 of Parcel Maps, Page 1, Contra Costa Records. On September 17, 1999 the Trust sold Parcel III and conveyed fee title to Kwok Ying Wong, Margaret Wong, Jerry Lee and Angela C. Lee for $1,488,000 before sale costs. On September 24, 1999 the Trust sold Parcel I and conveyed fee title to The Chiu Family Revocable Trust for $524,013 before sale costs. The Trust has one remaining parcel, Parcel II, that was sold to The Chiu Family Revocable Trust on October 14, 1999 for $600,000 before sale costs. The terms of the sale require that the sum of $297,311 be retained in escrow to allow for the completion of site work on the property. Of this sum approximately $150,000 is expected to be returned to Pacific Real Estate Investment Trust at completion of the contemplated work. The net proceeds paid to the Trust from escrow at closing were $251,260.

       In 1996, the Trust purchased a 20,000 square foot parcel of land located at the periphery of Westwood Village Shopping Center in Redding, CA.. This property is described as Parcel A on Map #LS 66-87, filed December 23, 1987 in book 26 of Parcel Maps, Page 95, Shasta County Records. This acquisition was undertaken in order to extinguish a lease obligation that the Trust had with the then owner of the land. The Trust entered into this lease in 1987. The purchase price to the Trust was $200,000, the then estimated current value of the land. In addition, the Trust paid the seller a lease termination fee of $240,000. This fee was based on the discounted value of the Trust's residual lease rental obligation. The land acquisition price and the lease termination fee were accrued in 1996 and paid in 1997. On August 11, 1999 the Trust sold the land to Redding Oasis, L.L.C., a California Limited Liability Company. The gross sales price before sale costs was $135,000.

Related Party Transactions

       Fees paid or payable to the Advisor and Menlo Management Company for three months and nine months ended 1999 and 1998 were as follows:

                                                             Three months ended                  Nine months ended

                                                     Sept 30, 1999      Sept 30, 1998      Sept 30, 1999  Sept 30, 1998
                                                     --------------     -------------      -------------  -------------
MENLO MANAGEMENT COMPANY
Property management fees......................             3,000            19,000              8,000         50,000
Administrative services.......................            16,000            16,000             49,000         49,000
Lease commissions.............................                              13,000             44,000         57,000
Commission Westwood Village Pad...............            14,000                               14,000
                                                     -----------        ----------         ----------      ---------

       Total..................................       $    33,000        $   48,000         $  115,000      $ 156,000
                                                     ===========        ==========         ==========      =========


Basic and Diluted Income (Loss) Per Share of Beneficial Interest

       Basic and diluted income (loss) per share of beneficial interest, computed by dividing net income (loss) by the weighted average number of shares outstanding for the three months and nine months ended September 30, 1999 and 1998 were as follows:

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

                      PACIFIC REAL ESTATE INVESTMENT TRUST

PART I - FINANCIAL INFORMATION

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS.

      (1)  LIQUIDITY AND CAPITAL RESOURCES:

Cash flow provided by operating activities was $91,000 for the nine months ended September 30, 1999 as compared to cash flow used by operating activities of $1,000 for the nine months ended September 30, 1998. The net change is primarily due to the loss on the sale of the Wanlass Parcels I and III and the change in other assets due to insurance reimbursements for the Kings Court remediation clean up in 1999 offset by the change in operation from the sale of Kings Court Center in 1998.

Cash flow provided by investing activities was $1,960,000 for the nine months ended September 30, 1999 compared to $1,884,000 for the nine months ended September 30, 1998. The net change is primarily the result of the sale of two parcels of the Wanlass property and the decrease in construction costs at the Wanlass property in 1999 compared to the sale of Kings Court offset by the Wanlass Acquisition in 1998.

Cash flow used by financing activities was zero for the nine months ended September 30, 1999 compared to $1,511,000 for the nine months ended September 30, 1998. The decrease is primarily due to the re-payment of the Kings Court mortgage debt and distribution to joint venture partners in 1998.

In 1998, the Trust purchased the fee title to the land at the Wanlass Shopping Center, located in San Pablo, California, for $1,780,000. This purchase was required under the terms of the then existing ground lease between the Trust and the seller who was also the ground lessor. The land was subsequently subdivided into three separate parcels described as Parcel I, II and III on the map of subdivision M.S. 354-98, filed on June 17, 1999 in book 177 of Parcel Maps, Page 1, Contra Costa Records. On September 17, 1999 the Trust sold Parcel III and conveyed fee title to Kwok Ying Wong, Margaret Wong, Jerry Lee and Angela C. Lee for $1,488,000 before sale costs. On September 24, 1999 the Trust sold Parcel I and conveyed fee title to The Chiu Family Revocable Trust for $524,013 before sale costs. The Trust has one remaining parcel, Parcel II, that was sold to The Chiu Family Revocable Trust on October 14, 1999 for $600,000 before sale costs. The terms of the sale require that the sum of $297,311 be retained in escrow to allow for the completion of site work on the property. Of this sum approximately $150,000 is expected to be returned to Pacific Real Estate Investment Trust at completion of the contemplated work. The net proceeds paid to the Trust from escrow at closing were $251,260.

In 1996, the Trust purchased a 20,000 square foot parcel of land located at the periphery of Westwood Village Shopping Center in Redding, CA. This property is described as Parcel A on Map #LS 66-87, filed December 23, 1987 in book 26 of Parcel Maps, Page 95, Shasta County Records. This acquisition was undertaken in order to extinguish a lease obligation that the Trust had with the then owner of the land. The Trust entered into this lease in 1987. The purchase price to the Trust was $200,000, the then estimated current value of the land. In addition, the Trust paid the seller a lease termination fee of $240,000. This fee was based on the discounted value of the Trust's residual lease rental obligation. The land acquisition price and the lease termination fee were accrued in 1996 and paid in 1997. On August 11, 1999 the Trust sold the land to Redding Oasis, L.L.C., a California Limited Liability Company. The gross sales price before costs was $135,000.

      (2) MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998:

Net loss for the nine months ended September 30, 1999 was $709,000 compared to net income of $2,124,000 for the nine months ended September 30, 1998.

During the first nine months rental revenues decreased from $1,229,000 in 1998 to $139,000 in 1999, a decrease of $1,090,000 or 89%. This decrease resulted from the sale of Kings Court Shopping Center in August 1998.

Operating expenses decreased from $513,000 in 1998 to $102,000 in 1999, a decrease of $411,000 or 80%. Property taxes decreased from $65,000 in 1998 to $15,000 in 1999, a decrease of $50,000, or 77%. Property management fees decreased from $51,000 in 1998 to $8,000 in 1999, a decrease of $43,000, or 84%.
Each of these decreases resulted from the sale of Kings Court Shopping Center in August 1998.

General and administrative expense increased from $255,000 in 1998 to $377,000 in 1999, an increase of $122,000 or 48%. The increase in 1999 is the result of insurance expense related to the liquidation.

Loss on the sale of property of $393,000 in 1999 represents the loss on the sale of the Parcels I and III at the Wanlass property Gain on the sale of property of $4,984,000 in 1998 represents the gain on the sale of the El Portal pad and the sale of Kings Court Shopping Center.

Interest income increased from $81,000 in 1998 to $113,000 in 1999, an increase of $32,000, or 40%. The net change was primarily the result of cash received from the sale of the Wanlass property in 1999 and Kings Court Shopping Center in 1998.

Interest expense decreased from $85,000 in 1998 to zero in 1999, a decrease of $85,000, or 100%. The decrease was primarily due to the re-payment of the Kings Court mortgage debt in 1998.

Material changes for the three months ended September 30, 1999 as compared to 1998 were for the same reasons in relative proportionate amounts as those shown for the nine months.

ITEM 6 (b) - Report on Form 8K was filed on September 17, 1999 and October 28, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.




                                   PACIFIC REAL ESTATE INVESTMENT TRUST






Date: November 9, 1999             By:            /s/ Robert Ch. Gould
      ----------------                ---------------------------------------
                                                    Robert Ch. Gould
                                                     VICE PRESIDENT





Date: November 9, 1999             By:         /s/ Harry E. Kellogg
      ----------------                ----------------------------------------
                                                 Harry E. Kellogg
                                                     TREASURER